Form 10-K
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1995-03-31
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


For the fiscal year ended December 31, 1994     COMMISSION FILE NUMBER 0-16027


                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3341425
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

27611 La Paz Road, Laguna Niguel, California                    92656
  (Address of principal executive offices)                    (Zip Code)

                                 (714) 831-8031
                        (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
 Title of each class                                   on which registered
         NONE                                                 NONE


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                               Yes  X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                            [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's registration statement on Form S-11 (Commission File No. 33-2132), dated December 13, 1985, filed under the Securities Act of 1933 are incorporated by reference into PART IV of this report.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994


                                     INDEX

PART I

          Item 1.        Business   . . . . . . . . . . . . . . . . . . . . .    2
          Item 2.        Properties   . . . . . . . . . . . . . . . . . . . .    3
          Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . .    4
          Item 4.        Submission of Matters to a Vote of
                           Security Holders   . . . . . . . . . . . . . . . .    4


PART II

          Item 5.        Market for the Registrant's Limited Partnership
                           Interests and Related Security Holder Matters  . .    5
          Item 6.        Selected Financial Data  . . . . . . . . . . . . . .    5
          Item 7.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . .    6
          Item 8.        Financial Statements and Supplementary Data  . . . .  F-1
          Item 9.        Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure  . . . . . . .   11


PART III

          Item 10.       Directors and Executive Officers of the
                           Registrant   . . . . . . . . . . . . . . . . . . .   11
          Item 11.       Executive Compensation   . . . . . . . . . . . . . .   11
          Item 12.       Security Ownership of Certain Beneficial Owners
                           and Management   . . . . . . . . . . . . . . . . .   12
          Item 13.       Certain Relationships and Related Transactions   . .   12


PART IV

          Item 14.       Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K  . . . . . . . . . . . . . . .   12
            ---          Signatures   . . . . . . . . . . . . . . . . . . . .   14

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


                                     PART I

Item 1.         Business

Real Estate Income Partners III, Limited Partnership (the "Partnership") was formed on December 9, 1985, under the laws of the State of Delaware. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund I, L.P., a California limited partnership, and Birtcher Investors, a California limited partnership. The Partnership is engaged in the business of acquiring and operating existing income-producing office buildings, research and development facilities, shopping centers and other commercial or industrial properties as specified in its prospectus (Commission File No. 33-2132) dated April 7, 1986, as amended. See Item 2 for a description of the properties acquired by the Partnership.

The Partnership commenced operations on June 30, 1986. The closing for the final admission of Limited Partners to the Partnership occurred on September 30, 1987. Total limited partners' capital contributions through that date aggregated $63,534,000, including reinvestments from prior affiliated limited partnerships.

The Partnership owns all of its properties free and clear of indebtedness. However, the Partnership may incur mortgage indebtedness on its properties, primarily for the purpose of funding capital improvements to properties or obtaining financing proceeds for distribution to partners.

The Partnership's objectives in operating the properties are: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996.

The Partnership derives most of its revenue from rental income. International Business Machines, Corporation ("IBM") and Penril, Inc. ("Penril") represent a significant portion of such income. Rental income from IBM totaled $22,000 in 1994, $639,000 in 1993 and $1,056,000 in 1992, or approximately .5%, 13% and
21%, respectively, of the Partnership's total rental income. Rental income from Penril totaled $1,107,000 in 1994, $1,070,000 in 1993 and $797,000 in
1992, or approximately 25%, 22% and 16%, respectively, of the Partnership's total rental income. See Item 7 for further discussion concerning the current status of these tenants.

The Partnership's investments in real estate are subject to competition for tenants from similar types of properties in the vicinities in which they are located. The Partnership has no investments in real estate located outside the United States.

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating the Partnership's properties. The General Partner and its affiliates receive compensation in connection with such activities. See Item 11 and Note 4 to the Financial Statements in Item 8 for a description of such charges.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


Item 2.  PROPERTIES

                                                                                                     NUMBER OF
                                                                                      NET             TENANT          PERCENTAGE
                                 APPROXIMATE                                       RENTABLE           LEASES           OCCUPIED
                                   PURCHASE                                         AREA IN            AS OF             AS OF
NAME/LOCATION/DATE ACQUIRED        PRICE(1)                 DESCRIPTION             SQ. FT.          12/31/94          12/31/94
---------------------------     -----------         --------------------------     --------          --------         ----------
Creek Edge Business Center      $ 4,874,000         Combination office and           76,297              3               100%
Eden Prairie, Minnesota                             warehouse building located
July 1, 1986                                        on 5.73 acres of land.

The Forum                         5,940,000         A three-story office             73,008             17                95%
Wauwatosa, Wisconsin                                building located on 3.7
August 28, 1986                                     acres of land.

Flaircentre                       5,369,000         Eleven single-story office       40,965              5                93%
El Monte, California                                buildings located on 3.7
November 14, 1986                                   acres of land.

NorthTech                        21,808,000         Three two-story research        163,387              3                59%
Gaithersburg, Maryland                              and development buildings
December 30, 1986                                   located on 10.2 acres of
                                                    land.

Martinazzi Square                 6,508,000         Four single-story shopping       50,836             23               100%
Tualatin, Oregon                                    center buildings located on
December 23, 1987                                   5.83 acres of land.

Cooper Village                    3,769,000(2)      A single-story shopping          43,433(2)          21                95%
Mesa, Arizona                                       center located on 10.88
December 30, 1987 and                               acres of land.
December 30, 1988
                                -----------                                         -------
TOTAL                           $48,268,000                                         447,926
                                ===========                                         =======

SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 2. PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE

        (1) The purchase price does not include an allocable share of acquisition fees of $3,176,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received at acquisition under rental agreements for non- occupied space.

        (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership, an affiliated limited partnership. At December 31, 1994, the Partnership had a 42% interest in CV Partners. (See Note 3 to Financial Statements in Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 42% of the respective amounts for CV Partners.

Item 3. LEGAL PROCEEDINGS

The Partnership is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business. It is the General Partner's belief, that the outcome of these proceedings will not be material to the business, financial condition or results of operations of the Partnership.

NASD Matter. In a matter not directly involving the Partnership or its General Partner, in 1991, the National Association of Securities Dealers, Inc. (the "Association") Business Conduct Committee for the Northern District of California initiated a complaint against a broker- dealer affiliate of LF Special Fund I, L.P. (a general partner of the General Partner of the Partnership), alleging violations of the Association's Rules of Fair Practice. Specifically, the complaint alleged that the affiliate (1) bought and sold limited partnership units (but not interests in the Partnership) in the secondary market, from or to unaffiliated parties, subject to mark-ups or mark-downs in excess of the Association's guidelines and (ii) failed to disclose the amount or existence of such mark-ups and mark-downs to buyers and sellers of limited partnership units. Brent Donaldson and Richard Wollack, executive officers of LF Special Fund I, L.P., were also named as respondents in the complaint in their capacities as principals of the affiliate. The complaint was settled as of January 3, 1992 on the following terms: the Association made findings, which were neither admitted nor denied, of violations by the affiliate and Mr. Donaldson of the Association's guidelines with respect to mark-ups or mark-downs, and of the failure by the affiliate (but not Mr. Donaldson) to disclose the amount of such mark-ups or mark-downs. Both allegations were dismissed as to Mr. Wollack. The settlement further provided that the affiliate would be censured and fined $125,000 and that Mr. Donaldson would be censured and fined $7,500.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


                                    PART II


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

As of February 28, 1995, the number of holders of the Partnership's interests is as follows:

              General Partner                                   1
              Limited Partners                              7,632
                                                            -----
                                                            7,633
                                                            =====

The Partnership makes cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS       1990         1991         1992         1993         1994         1995
--------     --------     --------     --------     --------     --------     --------
First        $745,000     $478,000     $478,000     $618,000     $388,000     $408,000
Second        682,000      318,000      541,000      688,000      478,000            -
Third         681,000      319,000      580,000      318,000      433,000            -
Fourth        478,000      478,000      490,000      414,000      440,000            -

The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

Item 6.         SELECTED FINANCIAL DATA



                                                  YEAR ENDED DECEMBER 31,
                        -------------------------------------------------------------------------
                           1994            1993            1992            1991           1990
                        ----------      ----------     -----------      ----------     ----------
Total Revenues         $ 4,576,000      $5,011,000     $ 5,077,000      $5,080,000     $5,442,000
                       ===========      ==========     ===========      ==========     ==========

Net Income (Loss):
  General Partner          (15,000)     $    5,000     $   (48,000)     $    9,000     $   13,000
  Limited Partners      (1,516,000)        473,000      (4,730,000)        906,000      1,273,000
                       -----------      ----------     -----------      ----------     ----------

                       $(1,531,000)     $  478,000     $(4,778,000)     $  915,000     $1,286,000
                       ===========      ==========     ===========      ==========     ==========
Total Distributions:
  General Partner      $    18,000      $   21,000     $    21,000      $   16,000     $   26,000
                       ===========      ==========     ===========      ==========     ==========

  Limited Partners     $ 1,739,000      $2,038,000     $ 2,089,000      $1,593,000     $2,586,000
                       ===========      ==========     ===========      ==========     ==========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 6.         SELECTED FINANCIAL DATA (Cont'd.)

                                                  December 31,
                  ---------------------------------------------------------------------------
                      1994            1993            1992            1991            1990
                  -----------     -----------     -----------     -----------     -----------
 Total Assets     $37,505,000     $40,825,000     $42,470,000     $49,663,000     $50,034,000
                  ===========     ===========     ===========     ===========     ===========


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time, depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. That notwithstanding, the Information Statement, dated May 5, 1993, as described below, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Distributions for the year ended December 31, 1994, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to the operations of the Partnership's properties after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

On June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the future payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1994.

January 1, 1995 Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. In past years, the independent appraiser has estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over the next four years.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1995 to be $35,300,000, or $5,556 per $10,000 original investor subscription.

The foregoing appraised value of the properties indicates an estimated net asset value of the Partnership of $37,494,000 or $5,901 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash, and other assets, less all liabilities.) This equates to a net asset value of $295 per $500 par value of Partnership Interest. This compares to original purchase prices aggregating $7,550 and the January 1, 1994 appraised value of $5,397 per $10,000 of original investor subscription. Had the previously used appraisal methodology, which assumes a seven to ten-year holding period, been employed, the estimated net asset value would have been $6,362 per $10,000 of original investor subscription.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Partnership Management Agreements, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period at fees similar to (and not larger than) the fees it used to pay Glenborough, plus certain costs associated with property management, as before. The contracts are terminable upon a minimum of 60 days' written notice by either party. As before, the General Partner will continue to oversee the day-to-day management of the Partnership.

Results of Operations

Year Ended December 31, 1994

The decrease in rental income for the year ended December 31, 1994 as compared to 1993, was primarily attributable to several factors. At Northtech revenue decreased by $577,000, which was primarily a result of scheduled termination of the IBM leases in August 1993 and March 1994. The aforementioned decrease was partially offset by an increase due to commencement of Citizens Savings Bank lease encompassing 11,361 square feet in October 1994. In addition, at the Forum, operating expense recoveries increased by $42,000.

Interest income resulted from the temporary investment of Partnership working capital. The increase for the year ended December 31, 1994 as compared to 1993, was attributable to an increase in the average level of working capital and a higher rate of return on short-term investments.

The increase in operating expenses for the year ended December 31, 1994, as compared to 1993, was primarily attributable to an increase in grounds maintenance, insurance, security, and general building repairs at Flaircentre ($37,000). At Martinazzi Square, advertising and marketing costs, building and landscape repairs increased ($59,000). In addition, at Northtech legal fees increased ($10,000) and at The Forum electricity costs were higher in 1994 ($13,000).

The decrease in real estate taxes for the year ended December 31, 1994, as compared to 1993, was primarily attributable to successful tax appeals, which lowered the tax assessment at Creek Edge ($23,000), The Forum ($49,000) and Martinazzi Square ($22,000).

General and administrative expenses for the year ended December 31, 1994, include charges of $399,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $325,000 relating to audit fees, legal fees, appraisals fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1994 (Cont'd.)

The decrease in general and administrative expenses for the year ended December 31, 1994, as compared to 1993, was primarily attributable to a decrease in professional fees, consultants fees, postage and mailing and printing and reproduction which was associated with the amendment of the Partnership Agreement in 1993.

Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred. At
December 31, 1994, after evaluation of Flaircentre, management estimated a $1,900,000 impairment of value as compared to its respective carrying value.

Year Ended December 31, 1993

The decrease in rental income for the year ended December 31, 1993 as compared to 1992, was primarily attributable to several factors. During 1993, at The Forum, a new lease commenced on March 1, 1993, with BancBoston Mortgage Company, encompassing 5,406 square feet that increased rental revenue by $65,000. In addition, operating expense recoveries increased by an aggregate $36,000. At NorthTech, the new lease with Penril, Inc. in August 1992, increased rental income by $124,000. In addition, operating expense recoveries increased by $93,000. The aforementioned increases were partially offset by the reduction of rental revenue resulting from the termination of the IBM lease at expiration on August 1993 ($280,000) and the termination of the IBM lease in February 1992 ($134,000). At Martinazzi Square, three new leases encompassing 4,876 square feet commenced in 1993, resulting in an aggregate increased revenue of $32,000.

Interest income resulted from the temporary investment of Partnership working capital. The decrease for the year ended December 1993, as compared to 1992, was attributable to a decrease in the average level of working capital and a lower rate-of-return on short-term investments.

The increase in operating expenses for the year ended December 31, 1993, as compared to 1992, was primarily attributable to the increase in electricity charges and space planning expenses at NorthTech.

The decrease in real estate taxes for the year ended December 31, 1993, as compared to 1992, was primarily attributable to the lower tax assessment at Creek Edge and The Forum. The aforementioned decreases were partially offset by an increase in real estate taxes at Flaircentre.

The decrease in depreciation expense for the year ended December 31, 1993, as compared to 1992, was a result of the $5,700,000 adjustment to the carrying value of real estate assets during 1992. As part of this adjustment, the depreciable bases (buildings and improvements) of The Forum, Martinazzi Square and NorthTech Business Park were reduced in December 1992, by $993,000, $112,000 and $3,690,000, respectively, with the remaining adjustment of $905,000 being allocated to land.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1993 (Cont'd.)

General and administrative expenses for the year ended December 31, 1993 include charges of $400,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $491,000 relating to audit fees, legal fees, appraisal fees, insurance expense, costs incurred in providing information to the limited partners and other miscellaneous costs.

The increase in general and administrative expenses for the year ended December 31, 1993, as compared to 1992, was primarily attributable to the payment of asset management fees ($235,000) and leasing fees ($12,000) to the General Partner and its affiliates pursuant to the amended Partnership Agreement. In addition, legal and professional services, printing, postage and mailing expenses increased as a result of the Partnership's solicitation of the limited partners for the Information Statement, dated May 5, 1993.

The General Partner elected to terminate the Partnership's Property Management agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Property Management Agreement, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. In its capacity as property manager for the Partnership's properties, Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period at fees similar to (and not larger than) the fees it used to pay Glenborough, plus certain costs associated with property management, as before. The contract is terminable upon a minimum of 60 days' written notice by either party. As before, the General Partner will continue to oversee the day-to-day management of the Partnership.

Year Ended December 31, 1992

Although rental income for the year ended December 31, 1992 was generally comparable to 1991, there were several significant offsetting fluctuations that composed the aggregate 1992 revenue. During 1992, rental income increased as a result of the increased occupancy at The Forum. New leases were executed with FMN Management (11,589 square feet) for a six-year term. The two new leases, both effective in December 1991, increased The Forum's occupancy from 64% to 88%. The increase in occupancy in 1992, resulted in additional rental revenue of approximately $123,000. In addition, at Flaircentre, the expiration of lease incentives as of December 31, 1991, had the effect of increasing rental income by $183,000 in 1992, and at Creek Edge, rental rate increases also contributed an additional $175,000 when compared to 1991. The aforementioned increases were offset by the expiration of one of IBM's two building leases at NorthTech in February 1992. The terminated lease, which temporarily decreased occupancy by a net 49,306 square feet, resulted in a reduction of $609,000 in rental income as compared to 1991. In August 1992, a new lease commenced with Penril, Inc. ("Penril") for a seven-year term to occupy 22,459 of the 49,306 square feet vacated by IBM. The new Penril lease partially offset the lost revenue from IBM for the five months it occupied the space in 1992 ($163,000). As a result, NorthTech's occupancy level increased to 84% as of December 31, 1992.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year ended December 31, 1992 (Cont'd.)

Interest income resulted from the temporary investment of Partnership working capital. The increase for the year ended December 31, 1992, as compared to 1991, was attributable to higher working capital reserve levels available for short-term investment during 1992.

The decrease in operating expenses for the year ended December 31, 1992 as compared to 1991, was primarily attributable to a reduction in property management fees and related on-site expenses incurred during 1992. Increased legal fees in 1992 resulting from property tax appeals, tenant business failures, rental relief requests and bankruptcies associated with the national economic downturn partially offset the aforementioned expense reductions.

The decrease in real estate taxes for the year ended December 31, 1992, as compared to 1991, was primarily the result of two factors: 1) a successful tax appeal at NorthTech, which resulted in a $40,000 tax refund in January 1992; and 2) a successful tax appeal at Martinazzi Square, which resulted in a tax reduction of $49,000. The aforementioned tax reductions were partially offset by an increased tax assessment at The Forum.

General and administrative expenses for the year ended December 31, 1992, included charges of $159,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $323,000 relating to audit and tax preparation fees, legal fees and professional services, appraisal fees, insurance, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The decrease in general and administrative expenses for the year ended December 31, 1992, as compared to 1991, was primarily attributable to a decrease in legal and other professional services incurred during 1991, in connection with the Partnership's strategic review.

At December 31, 1992, after evaluation of The Forum, Martinazzi Square and NorthTech Business Park, management estimated an aggregate $5,700,000 impairment of value as compared to their respective carrying values.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2


Financial Statements:

        Balance Sheets as of December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . .  F-3

        Statements of Operations for the Years Ended December 31, 1994,
        1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

        Statements of Changes in Partners' Capital for the Years Ended
        December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

        Statements of Cash Flows for the Years Ended December 31, 1994,
        1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Schedules:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-28

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Financial Statements.


                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-19

Financial Statements:

        Balance Sheets as of December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . .   F-20

        Statements of Operations for the Years Ended
        December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-21

        Statements of Changes in Partners' Capital for the Years
        Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . .   F-22

        Statements of Cash Flows for the Years Ended
        December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-23

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-24

Schedules:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-28

Information required by other schedules called for under Regulations S-X is either not applicable or is included in the Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

                         INDEPENDENT AUDITORS' REPORT


To Birtcher/Liquidity Properties, as General Partner of
Real Estate Income Partners III, Limited Partnership:




We have audited the financial statements of Real Estate Income Partners III, Limited Partnership as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Income Partners III, Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

Orange County, California
January 25, 1995, except as to
   Note 8, which is as of
   February 28, 1995

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

                                 BALANCE SHEETS




                                                               DECEMBER 31,
                                                   -------------------------------------
                                                        1994                     1993
                                                   -------------------------------------
ASSETS
------

Investments in real estate, net:
   Land                                            $  7,014,000             $  7,527,000
   Buildings and improvements                        36,275,000               37,389,000
                                                   ------------             ------------
                                                     43,289,000               44,916,000

   Less accumulated depreciation                    (11,955,000)             (10,494,000)
                                                   -------------            ------------
                                                     31,334,000               34,422,000

Investment in Cooper Village Partners                 3,586,000                3,663,000
Cash and cash equivalents                             1,085,000                1,056,000
Accounts receivable (net of allowance for
   doubtful accounts of $40,000 in 1993)                 49,000                   47,000
Accrued rent receivable                                 765,000                  881,000
Prepaid expenses and other assets                       686,000                  756,000
                                                   ------------             ------------
                                                   $ 37,505,000             $ 40,825,000
                                                   ============             ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities           $    391,000             $    423,000
                                                   ------------             ------------
Partners' capital:
   Limited Partners                                  37,291,000               40,546,000
   General Partner                                     (177,000)                (144,000)
                                                   ------------             ------------
                                                     37,114,000               40,402,000
                                                   ------------             ------------

Commitments and contingencies                                 -                        -
                                                   ------------             ------------
                                                   $ 37,505,000             $ 40,825,000
                                                   ============             ============






The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS




                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                             1994                1993               1992
                                                          ---------------------------------------------------
REVENUES:
   Rental income                                          $4,485,000          $4,933,000          $ 4,960,000
   Interest and other income                                  91,000              78,000              117,000
                                                          ----------          ----------          -----------

     Total revenues                                        4,576,000           5,011,000            5,077,000
                                                          ----------          ----------          -----------


EXPENSES:
   Operating expenses                                      1,281,000           1,167,000            1,072,000
   Real estate taxes                                         754,000             858,000              872,000
   Depreciation and amortization                           1,590,000           1,731,000            1,860,000
   General and administrative                                724,000             891,000              482,000
   Adjustment to carrying value
     of real estate                                        1,900,000                   -            5,700,000
                                                          ----------          ----------          -----------

     Total expenses                                        6,249,000           4,647,000            9,986,000
                                                          ----------          ----------          -----------

Income (loss) before equity in
   earnings of Cooper Village
   Partners                                               (1,673,000)            364,000           (4,909,000)

Equity in earnings of
   Cooper Village Partners                                   142,000             114,000              131,000
                                                         -----------          ----------          -----------

NET INCOME (LOSS)                                        $(1,531,000)         $  478,000          $(4,778,000)
                                                         ===========          ==========          ===========

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                                       $   (15,000)         $    5,000          $   (48,000)
                                                         ===========          ==========          ===========

   Limited Partners                                      $(1,516,000)         $  473,000          $(4,730,000)
                                                         ===========          ==========          ===========



The accompanying notes are an integral part of these Financial Statements.

                         REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL





                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                       1994, 1993 AND 1992
                                                       ------------------------------------------------------
                                                         GENERAL             LIMITED
                                                         PARTNER            PARTNERS                 TOTAL
                                                       ------------------------------------------------------
Balance, December 31, 1991                             $ (59,000)          $48,930,000            $48,871,000

   Net loss                                              (48,000)           (4,730,000)            (4,778,000)
   Distributions                                         (21,000)           (2,089,000)            (2,110,000)
                                                       ---------           -----------            -----------


Balance, December 31, 1992                              (128,000)           42,111,000             41,983,000

  Net income                                               5,000               473,000                478,000
  Distributions                                          (21,000)           (2,038,000)            (2,059,000)
                                                       ---------           -----------            -----------


Balance, December 31, 1993                              (144,000)           40,546,000             40,402,000

   Net loss                                              (15,000)           (1,516,000)            (1,531,000)
   Distributions                                         (18,000)           (1,739,000)            (1,757,000)
                                                       ---------           -----------            -----------

Balance, December 31, 1994                             $(177,000)          $37,291,000            $37,114,000
                                                       =========           ===========            ===========




The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS




                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------
                                                               1994               1993               1992
                                                           --------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                          $(1,531,000)       $   478,000         $(4,778,000)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization                             1,590,000          1,731,000           1,860,000
   Equity in earnings of Cooper
     Village Partners                                         (142,000)          (114,000)           (131,000)
   Adjustment to carrying value
     of real estate                                          1,900,000                  -           5,700,000
Changes in:
   Accounts receivable                                          (2,000)           (41,000)             14,000
   Due from affiliate                                                -             12,000             (12,000)
   Accrued rent receivable                                     116,000             (6,000)           (222,000)
   Prepaid expenses and other assets                           (59,000)          (193,000)            (55,000)
   Accounts payable and accrued
     liabilities                                               (32,000)           (64,000)           (305,000)
                                                           -----------        -----------         -----------
Net cash provided by operating
   activities                                                1,840,000          1,803,000           2,071,000
                                                           -----------        -----------         -----------
Cash flows from investing activities:
   Investments in real estate                                 (273,000)          (315,000)           (187,000)
   Distributions received from
    Cooper Village Partners                                    219,000            238,000             243,000
                                                           -----------        -----------         -----------
Net cash provided by (used in)
   investing activities                                        (54,000)           (77,000)             56,000
                                                           -----------        -----------         -----------
Cash flows from financing activities:
   Distributions                                            (1,757,000)        (2,059,000)         (2,110,000)
                                                           -----------        -----------         -----------
Net increase (decrease) in cash
   and cash equivalents                                         29,000           (333,000)             17,000
Cash and cash equivalents,
   beginning of year                                         1,056,000          1,389,000           1,372,000
                                                           -----------        -----------         -----------
Cash and cash equivalents,
   end of year                                             $ 1,085,000        $ 1,056,000         $ 1,389,000
                                                           ===========        ===========         ===========



The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(1)     Organization and Operations

        Real Estate Income Partners III, Limited Partnership (the "Partnership") was formed on December 9, 1985, under the laws of the State of Delaware, for the purpose of acquiring and operating specified income-producing retail, commercial and industrial properties. The Partnership acquired its properties for cash. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund I, L.P. ("LF-I"), a California limited partnership and Birtcher Investors, a California limited partnership. Birtcher Investors, or its affiliates, provides day-to-day administration, supervision and management of the Partnership and its properties.

        The General Partner filed an information statement with the Securities and Exchange Commission seeking consent of the Limited Partners to amend the Partnership Agreement. On June 24, 1993, the Partnership completed its solicitation of written consent from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these Financial Statements as such.

        The amendment modifies the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modifies the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%.
        In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1994 and 1993, the portfolio was appraised at an aggregate value of approximately $34,292,000 (unaudited) and $34,240,000 (unaudited), respectively, which includes the Partnership's interest in Cooper Village Partners which was appraised at $2,982,000 and $2,940,000, respectively. The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

        The amendment modifies the Partnership Agreement to eliminate the subordination provisions with respect to future leasing fees. Such fees for future leasing services rendered by the General Partner or its affiliates will be payable by the Partnership on a current basis and will not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount. The amendment eliminates the deferred leasing fees earned by the General Partner or its affiliates (estimated $490,000 as of December 31, 1992) on and after the effective date of the amendment.

        The amendment modifies the Partnership Agreement to eliminate subordination provisions with respect to future property disposition fees payable under that section. The amendment authorizes payment to the General Partner and its affiliates of the property disposition fees as earned. The fees will not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount.
        The disposition fees are to be paid to the General Partner and its affiliate

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        in an amount equal to 50% of the competitive real estate brokerage commission that would be charged by unaffiliated third-parties providing comparable services in the area in which a property is located, but in no event more than three percent of the gross sale price of the property, and are to be reduced by the amount by which any brokerage or similar commissions paid to any unaffiliated third-parties in connection with the sale of the property exceed three percent of the gross sale price. This amount is not payable, unless and to the extent that the sale price of the property in question, net of any other brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1, 1993.

        The amendment states that the Partnership is no longer authorized to pay the General Partner or its affiliates any insurance commissions or any property financing fees. No such commissions or fees have been paid or accrued by the Partnership since its inception.

        The amendment modifies the provisions of the Partnership Agreement regarding allocations of Partnership income, gain and other tax items between the General Partner and the Limited Partners primarily to conform to the changes in the General Partner's interest in distributions of Distributable Cash and Sale or Financing Proceeds as defined, effected by the amendment. It is not anticipated that the adoption and implementation of the amendment will have any material adverse effect on future allocations of income, gain, loss or other tax items to the Limited Partners.

        The Limited Partners have certain priorities in the allocation of cash distributions by the Partnership. Out of each distribution of net cash, the Limited Partners generally have certain preferential rights to receive payments that, together with all previous payments to them, would provide an overall 9% per annum (cumulative non-compounded) return (a "9% Preferential Return") on their investment in the Partnership. Any distributions not equaling this 9% Preferential Return in any quarter are to be made up in subsequent periods if and to the extent distributable cash is available.

        Distributable cash from operations is paid out each quarter in the following manner: 99% to the Limited Partners and 1% to the General Partner. These payments are made each quarter to the extent that there is sufficient distributable cash available.

        Sale or financing proceeds are to be distributed, to the extent available, as follows: (i) To the Limited Partners until all cash distributions to them amount to a 9% Preferential Return on their investment cumulatively from the date of their admission to the Partnership; (ii) then to the Limited Partners in an amount equal to their investment; and (iii) the remainder, 99% to Limited Partners and 1% to the General Partner.

        The unpaid 9% Preferential Return to the Limited Partners aggregates $25,139,000 as of December 31, 1994.

        Income or loss for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        The amendment modifies the Partnership Agreement so as to restrict the Partnership from entering into a future "Reorganization Transaction" (as defined in the amendment) sponsored by the General Partner or any of its affiliates unless such transaction is approved by a "supermajority" of at least 80% in interest of the Limited Partners and the General Partner. The amendment also prohibits the modification of this restriction on Reorganization Transactions without the approval of at least 80% in interest of the Limited Partners.

        The Partnership's original investment objectives contemplated that it would hold its properties for a period of at least five years, with decisions about the actual timing of property sales or other dispositions to be left to the General Partner's discretion based on the anticipated remaining economic benefits of continued ownership and other factors. Although the current market for real estate is depressed, the General Partner is committed to selling the Partnership's properties as soon as reasonably practicable. To that end, the amendment mandates that the General Partner seek a vote of the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. In conjunction with the vote, the General Partner will provide an analysis and recommendation regarding the advisability of liquidating the Partnership.

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred.

        At December 31, 1994, after evaluation of the Flaircentre, management estimated a $1,900,000 impairment of value as compared to its respective carrying value. At December 31, 1992, after evaluation of The Forum, Martinazzi Square and NorthTech Business Park, management estimated an aggregate $5,700,000 impairment of value as compared to their respective carrying values.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1994 and 1993, totaled $930,000 and $1,020,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Depreciation

        Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                              Years
                                                            ---------
                       Buildings                                 30
                       Building improvements                  3 to 30


        Revenue Recognition

        Rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, is recognized on a straight-line basis over the period of the related lease agreement.

        Income Taxes

        Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                      1994                                        1993

                        GAAP Basis             Tax Basis            GAAP Basis             Tax Basis
                                              (Unaudited)                                 (Unaudited)
-----------------------------------------------------------------------------------------------------
 Total Assets           $37,505,000           $46,939,000           $40,825,000           $49,259,000
 Total Liabilities
                        $   391,000           $   391,000           $   423,000           $   423,000


        Following are the differences between Financial Statement and tax return income:


                                                          1994                 1993                 1992
------------------------------------------------------------------------------------------------------------
 Net income (loss) per Financial Statements          $(1,531,000)           $ 478,000            $(4,778,000)

 Adjustment to carrying value of real
 estate                                              $ 1,900,000                    -              5,700,000

 Depreciation differences on
 investments in real estate                             (163,000)            (110,000)               (16,000)

 Other                                                   173,000              101,000               (165,000)
------------------------------------------------------------------------------------------------------------
 Taxable income per Federal tax return
 (unaudited)                                           $ 379,000            $ 469,000            $   741,000
============================================================================================================


        Earnings and Distributions Per Unit

        The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

        A Limited Partner who was charged a reduced sales commission or no sales commission was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate. As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor's relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Significant Customers

        Rental income from International Business Machines, Inc., totaled $22,000 in 1994, $639,000 in 1993, $1,056,000 in 1992, or approximately
        .5%, 13% and 21%, respectively, of the Partnership's total rental income. In addition, rental income from Penril, Inc., totaled $1,107,000 in 1994 and $1,070,000 in 1993 and $797,000 in 1992; or
        approximately 25%, 22%, 16% of total rental income for 1994, 1993, and 1992, respectively.

        Investment in Cooper Village Partners

        The Partnership uses the equity method of accounting to account for its investment in Cooper Village Partners inasmuch as control of Cooper Village Partners is shared jointly between the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership. The accounting policies of Cooper Village Partners are consistent with those of the Partnership.

        Reclassifications

        Certain reclassifications have been made to conform prior year amounts to the 1994 presentation.

(3)     Investment in Cooper Village Partners

        During 1987 and 1988, Cooper Village Partners ("CV Partners"), a California general partnership consisting solely of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership ("Fund II"), an affiliated limited partnership, acquired Cooper Village. In connection therewith, the Partnership and Fund-II contributed capital of $4,300,000 (42%) and $5,937,000 (58%), respectively, and share in the profits, losses and distributions of CV Partners in proportion to their respective ownership interests. Condensed summary financial information for CV Partners is presented below.

                                                               DECEMBER 31,
                                                     ------------------------------------
                                                        1994                      1993
                                                     ----------                ----------
                 Land, Buildings and
                   Equipment (net)                   $7,967,000                $8,141,000
                 Cash and Other Assets                  521,000                   523,000
                                                     ----------                ----------

                   Total Assets                      $8,488,000                $8,664,000
                                                     ==========                ==========
                 Accounts Payable and
                   Accrued Liabilities               $   85,000                $   79,000
                 Partners' Capital                    8,403,000                 8,585,000
                                                     ----------                ----------

                 Total Liabilities and
                   Partners' Capital                 $8,488,000                $8,664,000
                                                     ==========                ==========

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)      Investment in Cooper Village Partners (Cont'd.)


                                                            YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                     1994               1993              1992
                                                  ----------         ---------          ---------
         Rental and Other Income                  $1,023,000         $ 989,000          $ 915,000
         Operating and Other Expenses               (428,000)         (466,000)          (362,000)
         Depreciation and Amortization              (256,000)         (252,000)          (241,000)
                                                  ----------         ---------          ---------

         Net Income                               $  339,000         $ 271,000          $ 312,000
                                                  ==========         =========          =========

(4)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1994, 1993 and 1992, the Partnership was charged with approximately $130,000, $153,000 and $159,000, respectively, of such expenses. On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreements with an unaffiliated third party. On that date, the General Partner entered into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The contract encompasses terms at least as favorable to the Partnership as the terminated contracts with the unaffiliated third party and is terminable by the Partnership upon 60 days' notice to Birtcher Properties. Fees paid to the General Partner's affiliate for property management services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services were performed, otherwise not respectively to exceed 3%. Such fees amounted to approximately $173,000 and $28,000 for the years ended December 31, 1994 and 1993. In addition, an affiliate of the General Partner received $90,000 and $15,000, respectively, for the years ended December 31, 1994 and 1993, as reimbursement of costs for on-site property management personnel and other reimbursable costs. In addition to the aforementioned, an affiliate of the General Partner was also paid $38,000 and $7,000, related to the Partnership's portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the year ended December 31, 1994 and 1993, respectively.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1994 and 1993, amounted to $235,000 and $235,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 1994 and 1993, amounted to $34,000 and $12,000. In addition, to the aforementioned, the General Partner was also paid $22,000 and $22,000, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners for the year ended December 31, 1994 and 1993, respectively.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)      Commitments and Contingencies

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1994, are properly classified as operating leases for financial reporting purposes.

         Future minimum annual rental income to be received under such leases as of December 31, 1994, is as follows:

                               Year Ending December 31,
                               ------------------------
                                         1995                              $3,768,000
                                         1996                               3,123,000
                                         1997                               2,184,000
                                         1998                               1,983,000
                                         1999                               1,396,000
                                      Thereafter                            1,455,000
                                                                          -----------
                                                                          $13,909,000
                                                                          ===========

        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

        Litigation

        The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that, the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

(6)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                          ------------------------
                                                            1994            1993
                                                          --------        --------
        Real estate taxes                                 $156,000        $205,000
        Security deposits                                  161,000         157,000
        Accounts payable and other                          74,000          61,000
                                                          --------        --------
                                                          $391,000        $423,000
                                                          ========        ========

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(7)     Allowance for Doubtful Accounts


                                                       Year Ended December 31,
                                              ----------------------------------------
                                                1994            1993            1992
                                              --------        --------        --------
 Balance at beginning of year                 $ 40,000        $ 34,000        $ 51,000
 Additions charged to expense                        -          40,000          20,000

 Write-offs                                    (40,000)        (34,000)        (37,000)
                                              --------        --------        --------
 Balance at end of year                       $      -        $ 40,000        $ 34,000
                                              ========        ========        ========


(8)     Subsequent Events

        On February 28, 1995, the Partnership made an aggregate cash distribution of $408,000 to its Limited Partners.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)


         COL. A                                COL. C                     COL. D                           COL. E
         ------                                ------                     ------                           ------

                                                                  COSTS CAPITALIZED
                                          INITIAL COST               SUBSEQUENT                  GROSS AMOUNT AT WHICH
                                       TO PARTNERSHIP (C)        TO THE ACQUISITION          CARRIED AT CLOSE OF PERIOD (B)
                                     ----------------------  --------------------------    ----------------------------------

                                             BUILDINGS AND                    CARRYING            BUILDINGS AND
DESCRIPTION (A)                      LAND    IMPROVEMENTS    IMPROVEMENTS  COSTS (B),(D)  LAND     IMPROVEMENTS    TOTAL (E)
-----------------------------------------------------------------------------------------------------------------------------
Creek Edge Business Center,
Eden Prairie, MN                     $  746      $ 4,435        $  588        $     -     $  746      $ 5,023        $ 5,769

The Forum
Wauwatosa, WI                         1,109        5,209         1,511         (1,392)       827        5,610          6,437

Flaircentre
El Monte, CA                          1,551        4,172           351         (1,900)     1,049        3,125          4,174

NorthTech
Gaithersburg, MD                      3,285       19,851         1,085         (4,300)     2,684       17,237         19,921

Martinazzi Square
Tualatin, OR                          1,732        5,199           207           (150)     1,708        5,280          6,988
                                     ------      -------        ------        --------    ------      -------        -------
TOTAL                                $8,423      $38,866        $3,742        $(7,742)    $7,014      $36,275        $43,289
                                     ======      =======        ======        ========    ======      =======        =======

         COL. A                        COL. F        COL. H       COL. I
         ------                        ------        ------       ------





                                    ACCUMULATED
                                   DEPRECIATION       DATE      DEPRECIABLE
DESCRIPTION (A)                         (E)         ACQUIRED     LIFE (F)
---------------------------------------------------------------------------
Creek Edge Business Center,
Eden Prairie, MN                     $ 1,665        07/01/86     30 years

The Forum
Wauwatosa, WI                          2,168        08/28/86     30 years

Flaircentre
El Monte, CA                           1,316        11/14/86     30 years

NorthTech
Gaithersburg, MD                       5,477        12/30/86     30 years

Martinazzi Square
Tualatin, OR                           1,329        12/23/87     30 years
                                     -------

TOTAL                                $11,955
                                     =======


NOTE:  Columns B and G are either none or are not applicable.

See notes to table on following page.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP


NOTES TO SCHEDULE III

(a) For a description of the properties, see "Item 2. Properties." This schedule does not include the investment in Cooper Village Partners which is accounted for under the equity method of accounting.

(b) Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred.

        At December 31, 1994, after evaluation of the Flaircentre, management estimated a $1,900,000 impairment of value as compared to its respective carrying value. At December 31, 1992, after evaluation of The Forum, Martinazzi Square and NorthTech Business Park, management estimated an aggregate $5,700,000 impairment of value as compared to their respective carrying values.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $50,743,000 as of December 31, 1994. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustment to the carrying value of real estate which was recorded as a reduction of the corresponding property basis for financial statement purposes and has no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d) Amounts represent funds received from the sellers subsequent to acquisition under rental agreements for non-occupied space and include adjustments to carrying value of real estate.

(e)                       RECONCILIATION OF REAL ESTATE

                                                                          DECEMBER 31,
                                                      -----------------------------------------------------
                                                          1994                  1993                1992
                                                      -----------------------------------------------------
Balance at beginning of year                          $44,916,000           $44,601,000         $50,114,000
  Additions during the year:
    Improvements                                          273,000               315,000             187,000
  Reductions during the year:
    Adjustment to the carrying
    value of real estate                               (1,900,000)                    -          (5,700,000)
                                                      -----------           -----------         -----------

Balance at end of year                                $43,289,000           $44,916,000         $44,601,000
                                                      ===========           ===========         ===========

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP


NOTES TO SCHEDULE III (Cont'd.)

(e)     (Cont'd)

                   RECONCILIATION OF ACCUMULATED DEPRECIATION



                                                                        DECEMBER 31,
                                                       -------------------------------------------------
                                                           1994               1993               1992
                                                       -------------------------------------------------
Balance at beginning of year                           $10,494,000        $ 8,944,000         $7,211,000
Depreciation expense                                     1,461,000          1,550,000          1,733,000
                                                       -----------        -----------         ----------

Balance at end of year                                 $11,955,000        $10,494,000         $8,944,000
                                                       ===========        ===========         ==========


(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                                  Years
                                                                ---------
                         Buildings                                 30
                         Building improvements                   3 to 30

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                          INDEPENDENT AUDITORS' REPORT


To Damson/Birtcher Realty Income Fund-II, Limited Partnership and
Real Estate Income Partners III, Limited Partnership as
General Partners of Cooper Village Partners:




We have audited the financial statements of Cooper Village Partners, a general partnership as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cooper Village Partners as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP


Orange County, California
January 25, 1995, except
as to Note 7, which is as of
March 10, 1995.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                                 BALANCE SHEETS

                                                         DECEMBER 31,
                                             ------------------------------------
                                                1994                      1993
                                             ------------------------------------
ASSETS
------

Investments in real estate, net:
   Land                                      $ 2,748,000              $ 2,748,000
   Buildings and improvements                  6,754,000                6,684,000
                                             -----------              -----------
                                               9,502,000                9,432,000

   Less accumulated depreciation              (1,535,000)              (1,291,000)
                                             -----------              -----------
                                               7,967,000                8,141,000

Cash and cash equivalents                        400,000                  389,000
Accounts receivable (net of allowance for
   doubtful accounts of $13,000 in 1993)          37,000                   39,000
Accrued rent receivable                           61,000                   61,000
Prepaid expenses and other assets                 23,000                   34,000
                                             -----------              -----------

                                             $ 8,488,000              $ 8,664,000
                                             ===========              ===========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities     $    85,000              $    79,000
                                             -----------              -----------

Partners' capital                              8,403,000                8,585,000
                                             -----------              -----------

Commitments and contingencies                          -                        -
                                             -----------              -----------

                                             $ 8,488,000              $ 8,664,000
                                             ===========              ===========


The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                            STATEMENTS OF OPERATIONS




                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                             1994                1993                  1992
                                                         ----------------------------------------------------
REVENUES:
   Rental income                                         $1,010,000            $971,000              $897,000
   Interest and other income                                 13,000              18,000                18,000
                                                         ----------            --------              --------

     Total revenues                                       1,023,000             989,000               915,000
                                                         ----------            --------              --------

EXPENSES:
   Operating expenses                                       284,000             316,000               257,000
   Real estate taxes                                         85,000              86,000                98,000
   Depreciation and amortization                            256,000             252,000               241,000
   General and administrative                                59,000              64,000                 7,000
                                                         ----------            --------              --------

     Total expenses                                         684,000             718,000               603,000
                                                         ----------            --------              --------

NET INCOME                                               $  339,000            $271,000              $312,000
                                                         ==========            ========              ========


The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                       1994, 1993 AND 1992
                                                     --------------------------------------------------------
                                                         GENERAL                GENERAL
                                                         PARTNER                PARTNER              TOTAL
                                                     Damson/Birtcher      Real Estate Income
                                                      Realty Income          Partners III
                                                         Fund II
                                                     --------------------------------------------------------
Balance, December 31, 1991                             $5,250,000             $3,899,000           $9,149,000

  Net income                                              181,000                131,000              312,000
  Distributions                                          (336,000)              (243,000)            (579,000)
                                                       ----------             ----------           ----------

Balance, December 31, 1992                              5,095,000              3,787,000            8,882,000

   Net income                                             157,000                114,000              271,000
   Distributions                                         (330,000)              (238,000)            (568,000)
                                                       ----------             ----------           ----------

Balance, December 31, 1993                              4,922,000              3,663,000            8,585,000

  Net income                                              197,000                142,000              339,000
  Distributions                                          (302,000)              (219,000)            (521,000)
                                                       ----------             ----------           ----------

Balance, December 31, 1994                             $4,817,000             $3,586,000           $8,403,000
                                                       ==========             ==========           ==========


The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                                1994              1993               1992
                                                             -----------------------------------------------
Cash flows from operating activities:
Net income                                                   $ 339,000         $ 271,000           $ 312,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation and amortization                               256,000           252,000             241,000

Changes in:
   Accounts receivable                                           2,000            67,000              11,000
   Accrued rent receivable                                         -               4,000             (26,000)
   Prepaid expenses and other assets                            (1,000)           (8,000)            (24,000)
   Accounts payable and accrued
     liabilities                                                 6,000           (22,000)             11,000
                                                             ---------         ---------           ---------
Net cash provided by operating
   activities                                                  602,000           564,000             525,000

Cash flows from investing activities:
   Investments in real estate                                  (70,000)         (105,000)            (12,000)

Cash flows from financing activities:
   Distributions                                              (521,000)         (568,000)           (579,000)
                                                             ---------         ---------           ---------
Net increase (decrease) in cash and
   cash equivalents                                             11,000          (109,000)            (66,000)

Cash and cash equivalents,
  beginning of year                                            389,000           498,000             564,000
                                                             ---------         ---------           ---------
Cash and cash equivalents,
  end of year                                                $ 400,000         $ 389,000           $ 498,000
                                                             =========         =========           =========


The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)


NOTES TO FINANCIAL STATEMENTS

(1)     Organization

        Cooper Village Partners, (the "Partnership") was formed on December 18, 1987 under the laws of the State of California. The General Partners of the Partnership are Damson Birtcher Realty Income Fund II, Limited Partnership ("Fund II") and Real Estate Income Partners III, Limited Partnership ("Fund III"). During 1987 and 1988, The Partnership acquired Cooper Village Shopping Center in Mesa, Arizona. In connection with this acquisition, Fund II and Fund III contributed capital of $5,937,000 (58%) and $4,300,000 (42%), respectively. Fund
        II and Fund III share in the profits, losses and distributions of the Partnership in proportion to their respective ownership interests. The Partnership maintains its accounting records and prepares its financial statements in accordance with generally accepted accounting principles.

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        Provision is made for impairment loss if the General Partners determine that the carrying amount of the Partnership's investment in real estate may not be recoverable. The General Partners obtain a third party appraisal on the Partnership's property as required by the Partnership Agreement. If this appraisal indicates that the Partnership's property has a market value below the then-current carrying value, management considers the appraisal and analyzes the current and anticipated market conditions of the property and determines if an impairment has occurred.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1994 and 1993, totaled $392,000 and $384,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

        Depreciation

        Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                          Years
                                                        ---------
                  Buildings                                 30

                  Building improvements                  3 to 30


        Revenue Recognition

        Rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, is recognized on a straight-line basis over the period of the related lease agreement.

        Income Taxes

        Income taxes are not levied at the Partnership level, therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes  (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                      1994                                       1993

                        GAAP Basis             Tax Basis            GAAP Basis             Tax Basis
                                              (Unaudited)                                 (Unaudited)
-----------------------------------------------------------------------------------------------------
 Total Assets           $8,488,000            $8,488,000            $8,664,000            $8,664,000
 Total Liabilities      $   85,000            $   85,000            $   79,000            $   79,000



        Following are the differences between Financial Statement and tax return income:


                                                          1994                 1993                   1992
------------------------------------------------------------------------------------------------------------
 Net income per Financial Statements                    $339,000             $272,000               $313,000

 Depreciation differences on investments in
 real estate                                            $ 26,000               23,000                 16,000

 Other                                                   (13,000)             (13,000)               (57,000)
------------------------------------------------------------------------------------------------------------
 Taxable income per Federal tax return
 (unaudited)                                            $352,000             $282,000               $272,000
============================================================================================================



(3)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1994, 1993 and 1992, the Partnership was charged with approximately $0, $1,000 and $0, respectively, of such expenses.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Transactions with Affiliates  (Cont'd.)

        On November 1, 1993, the Partnership elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the Partnership entered into a new property management agreement with Birtcher Properties. The contract encompasses terms at least as favorable to the Partnership as the terminated contract with the unaffiliated third party, and is terminable by the Partnership upon 60 days' notice to Birtcher Properties. Fees paid to Birtcher Properties for services were not to exceed 6% of the gross receipts from the properties under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $52,000 in 1994 and $10,000 in 1993. In addition, Birtcher Properties received $32,000 in 1994 and $5,000 in 1993, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

        The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .75% of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1994 and 1993, amounted to $53,000. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to Birtcher Properties or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1994 and 1993, amounted to $5,000 and $1,000, respectively.

(4)     Commitments and Contingencies

        Litigation

        The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partners' belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1994, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1994, are as follows:

                    Year Ending December 31,
                    ------------------------
                             1995                                     $  713,000
                             1996                                        663,000
                             1997                                        550,000
                             1998                                        422,000
                             1999                                        352,000
                             Thereafter                                2,147,000
                                                                      ----------
                                                                      $4,847,000
                                                                      ==========


        Certain of these leases also provide for, among other things:  tenant

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)     Commitments and Contingencies  (Cont'd.)

        Future Minimum Annual Rentals  (Cont'd.)

        reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(5)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1994               1993
                                                           --------------------------
        Real estate taxes                                  $43,000            $43,000
        Accounts payable and other                           8,000              7,000
        Security deposits                                   34,000             29,000
                                                           -------            -------
                                                           $85,000            $79,000
                                                           =======            =======


(6)     Allowance for Doubtful Accounts


                                                           1994               1993               1992
                                                         ----------------------------------------------
        Balance at beginning of year                     $ 13,000           $ 30,000           $ 23,000
        Additions charged to expense                            -                  -             30,000
        Write-offs                                        (13,000)           (17,000)           (23,000)
                                                         --------           --------           --------
        Balance at end of year                           $      -           $ 13,000           $ 30,000
                                                         ========           ========           ========


(7)     Subsequent Events

        On March 10, 1995, the Partnership made an aggregate cash distribution of $130,000 to its General Partners.

                            COOPER VILLAGE PARTNERS
                              (A GENERAL PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)


    COL. A                                  COL. C                     COL.D                             COL. E
    ------                                  ------                     ------                            ------
                                                                  COSTS CAPITALIZED
                                         INITIAL COST                SUBSEQUENT                  GROSS AMOUNT AT WHICH
                                      TO PARTNERSHIP (c)         TO THE ACQUISITION          CARRIED AT CLOSE OF PERIOD (b)
                                   -----------------------    ------------------------     ----------------------------------

                                             BUILDINGS AND                    CARRYING             BUILDINGS AND
DESCRIPTION (a)                      LAND     IMPROVEMENTS    IMPROVEMENTS     COSTS       LAND    IMPROVEMENTS      TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Cooper Village Shopping Center     $2,756        $6,430          $693          $(377)     $2,748       $6,754        $9,502
                                   ------        ------          ----          -----      ------       ------        ------

TOTAL                              $2,756        $6,430          $693          $(377)     $2,748       $6,754        $9,502
                                   ======        ======          ====          =====      ======       ======        ======


                                        COL. F            COL. H           COL. I
                                        ------            ------           ------



                                     ACCUMULATED           DATE          DEPRECIABLE
DESCRIPTION (a)                      DEPRECIATION        ACQUIRED          LIFE (d)
------------------------------------------------------------------------------------
Cooper Village Shopping Center         $1,535          12/30/87 and       30 years
                                                         12/30/88
                                       ------
TOTAL                                  $1,535
                                      =======


NOTE:  Columns B and G are either none or are not applicable.

                           COOPER VILLAGE PARTNERS
                           (A GENERAL PARTNERSHIP)

                            NOTES TO SCHEDULE III
(a)    For a description of the property, see "Item 2. Properties."

(b) Provision is made for impairment loss if the General Partners determine that the carrying amount of the Partnership's investment in real estate may not be recoverable. The General Partners obtain a third party appraisal on the Partnership's property as required by the Partnership Agreement. If the appraisal indicates that the Partnership's property has a market value below the then-current carrying value, management considers the appraisal and analyzes the current and anticipated market conditions of the property and determines if an impairment has occurred.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments.

(d) Depreciation expense is computed based upon the following estimated useful lives:
                                                 Years
                                                -------
                       Buildings                  30
                       Building improvements    3 to 30

                       REAL ESTATE INCOME PARTNERS III,
                             LIMITED PARTNERSHIP

                                    PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership and the General Partner have no directors or executive officers. The General Partner of the Partnership is Birtcher/Liquidity Properties, a California general partnership of which Birtcher Investors, a California limited partnership, and LF Special Fund I, L.P., a California limited partnership, are the general partners. Under the terms of the Partnership Agreement, Birtcher Investors is responsible for the day-to-day management of the Partnership's assets.

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

              o   Richard G. Wollack, Chairman of the Board
              o   Brent R. Donaldson, President
              o   Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

              o   Ronald E. Birtcher, Co-Chairman of the Board
              o   Arthur B. Birtcher, Co-Chairman of the Board
              o   Robert M. Anderson, Executive Director

Item 11.         EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1994.

                                                                           YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                1994                 1993                1992
                                                               ------------------------------------------------
General Partner's 1% share of
  distributable cash                                           $ 18,000            $ 21,000            $ 21,000
Asset management fees                                           235,000             235,000                   -
Property management fees(1)                                     173,000              28,000                   -
Leasing fees                                                     34,000              12,000                   -
Property management expense
  reimbursements(1)                                              90,000              15,000                   -
Other expense reimbursements                                    130,000             153,000             159,000
                                                               --------            --------            --------

TOTAL                                                          $680,000            $464,000            $180,000
                                                               ========            ========            ========

______________

(1) The General Partner did not provide property management services to the Partnership's properties from November 1, 1991 through October 31, 1993 and, consequently, the General Partner did not receive any similar compensation during the first ten months of 1993 and fiscal year ended December 31, 1992.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1995, there was no entity or individual holding more than 5% of the Limited Partnership interests of the Registrant.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1, 3 and 4 to the Financial Statements in Item 8, which information is incorporated herein by reference.


                                    PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

a)      1. and 2.  Financial Statements and Financial Statements Schedules:

        See accompanying Index to Financial Statements and Schedules to Item 8, which information is incorporated herein by reference.

        3.       Exhibits:

                 Articles of Incorporation and Bylaws

                 (a) Agreement of Limited Partnership incorporated by reference to Exhibit No. 3.1 to the Partnership's registration statement on Form S-11 (Commission File No. 33-2132), dated December 13, 1985, filed under the Securities Act of 1933.

        10.      Material Contracts

                 (a) Agreement of Purchase and Sale of Real Property (Cooper Village, Phase I) dated November 13, 1987, by and between Broadway Village Partners and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 30, 1987.

                 (b) Agreement of General Partnership, dated December 15, 1987, by and between Damson/Birtcher Realty Income Fund-II, Limited Partnership and Real Estate Income Partners III, Limited Partnership, incorporated by reference to Form 8-K, as filed December 30, 1987.

                 (c) Agreement of Purchase and Sale of Real Property (Martinazzi Square), dated December 22, 1987, by and between Hayden- Woodbury Tualatin and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 23, 1987.

                 (d) Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the Registrant for Creek Edge Business Center, Flaircentre Office Park, The Forum, Martinazzi Square Shopping Center and NorthTech. Incorporated by reference to
                         Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 20, 1991. (SUPERSEDED)

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K (Cont'd.)

        10.      Material Contracts (Cont'd.)

                 (e) Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

                 (f) Agreement for Partnership Administrative Services dated October 24, 1991, between Glenborough Management Corporation and the Registrant for the services described therein. Incorporated by reference to
                         Exhibit 3 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

                 (g) Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for Creek Edge Business Center, Flaircentre, The Forum, Martinazzi Square Shopping Center and NorthTech. Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

                 (h) Property Management Agreement, dated October 29, 1993, between Birtcher Properties and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

        27.      Financial Data Schedule

        99.      Additional Exhibits

                 (a) Registrant's prospectus (Commission File No. 33-2132), dated April 7, 1986, as supplemented November 5, 1986, filed pursuant to Rule 424(c) under the Securities Act of 1933 is incorporated herein by reference.

b)      Reports on Form 8-K:

        None.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                            REAL ESTATE INCOME PARTNERS III,
                            LIMITED PARTNERSHIP


By:  BIRTCHER/LIQUIDITY     By:  BIRTCHER INVESTORS,
     PROPERTIES                  a California limited partnership
     (General Partner)
                                 By:  BIRTCHER INVESTMENTS,
                                      a California general partnership,
                                      General Partner of Birtcher Investors

                                      By:  BIRTCHER LIMITED,
                                           a California limited partnership,
                                           General Partner of Birtcher
                                           Investments

                                           By:  BREICORP,
                                                a California corporation,
                                                formerly known as Birtcher
                                                Real Estate Inc., General
                                                Partner of Birtcher Limited

Date:  March 30, 1995                           By:  /s/ Robert M. Anderson
                                                     ------------------------
                                                     Robert M. Anderson
                                                     Executive Director
                                                     BREICORP

                            By:  LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By:  Liquidity Fund Asset Management, Inc.,
                                      a California corporation, General
                                      Partner of LF Special Fund I, L.P.

Date:  March 30, 1995                 By:  /s/ Brent R. Donaldson
                                           -------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management,
                                           Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Birtcher/Liquidity Properties (General Partner of the Registrant) and in the capacities and on the dates indicated.

      Signature                                  Capacity                                 Date
      ---------                                  --------                                 ----
/s/ Arthur B. Birtcher                    Co-Chairman of the Board -                 March 30, 1995
----------------------                    BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                    Co-Chairman of the Board -                 March 30, 1995
----------------------                    BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                    Chairman of Liquidity Fund                 March 30, 1995
----------------------                    Asset Management, Inc.
Richard G. Wollack

                                EXHIBIT INDEX

                                                                                                                       SEQUENTIALLY
EXHIBIT                                                                                                                  NUMBERED
  NO.                                                       DESCRIPTION                                                    PAGE
-------                                                     -----------                                                -----------
 3(a)   Agreement of Limited Partnership incorporated by reference to Exhibit No. 3.1 to the Partnership's registration statement on Form S-11 (Commission File No. 33-2132), dated December 13, 1985, filed under the Securities Act of 1933 ..................................................................................

10(a)   Agreement of Purchase and Sale of Real Property (Cooper Village, Phase I) dated November 13, 1987, by and between Broadway Village Partners and Birtcher Acquisition Corporation incorporated by reference to
        Form 8-K, as filed December 30, 1987.........................................................................

10(b)   Agreement of General Partnership, dated December 15, 1987, by and between Damson/Birtcher Realty Income
        Fund-II, Limited Partnership and Real Estate Income Partners III, Limited Partnership, incorporated by reference to Form 8-K, as filed December 30, 1987............................................................

10(c)   Agreement of Purchase and Sale of Real Property (Martinazzi Square), dated December 22, 1987, by and between
        Hayden-Woodbury Tualatin and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 23, 1987 .....................................................................................

10(d)   Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the
        Registrant for Creek Edge Business Center, Flaircentre Office Park, The Forum, Martinazzi Square Shopping
        Center and NorthTech.  Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on
        Form 10-Q for the quarter ended September 20, 1991. (SUPERSEDED).............................................

10(e)   Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and
        Cooper Village Partners for Cooper Village Shopping Center.  Incorporated by reference to Exhibit 2 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED).......

10(f)   Agreement for Partnership Administrative Services dated October 24, 1991, between Glenborough Management
        Corporation and the Registrant for the services described therein.  Incorporated by reference to Exhibit 3 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)....

10(g)   Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for
        Creek Edge Business Center, Flaircentre, The Forum, Martinazzi Square Shopping Center and NorthTech.
        Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the
        quarter ended September 30, 1993.............................................................................

10(h)   Property Management Agreement, dated October 29, 1993, between Birtcher Properties and Cooper Village
        Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.......................................

27      Financial Data Schedules.....................................................................................

99(a)   Registrant's prospectus (Commission File No. 33-2132), dated April 7, 1986, as supplemented November 5,
        1986, filed pursuant to Rule 424(c) under the Securities Act of 1933 is incorporated herein by reference.....