Form 10-Q
period 1995-03-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1995-05-12
CIK 785566

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1995
                     ----------------------------------------------------------


Commission file number    0-16027
                          -----------------------------------------------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                          13-3341425
- -------------------------------------------------------------------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
 ------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                  (714) 831-8031
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X      No ___

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
              ----------------------------------------------------
                                     INDEX
                                     -----

                                                                                       Page
                                                                                       ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 March 31, 1995 (Unaudited) and December 31, 1994 . . . . . . . . .     3

                 Statements of Operations (Unaudited) -
                 Three Months Ended March 31, 1995 and 1994 . . . . . . . . . . . .     4

                 Statements of Cash Flows (Unaudited) -
                 Three Months Ended March 31, 1995 and 1994 . . . . . . . . . . . .     5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . .     6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . .     8


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . .     11

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.          FINANCIAL STATEMENTS
                 --------------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                                 BALANCE SHEETS
              ----------------------------------------------------

                                                      March 31,               December 31,
                                                        1995                      1994
                                                     -----------              ------------
                                                     (Unaudited)                (Note)

ASSETS
- ------
Investments in real estate, net:
   Land                                             $ 7,014,000              $ 7,014,000
   Buildings and improvements                        36,322,000               36,275,000
                                                    -----------              -----------
                                                     43,336,000               43,289,000
   Less accumulated depreciation                    (12,313,000)             (11,955,000)
                                                    -----------              -----------
                                                     31,023,000               31,334,000

Investment in Cooper Village Partners                 3,562,000                3,586,000
Cash and cash equivalents                             1,275,000                1,085,000
Accounts receivable                                      84,000                   49,000
Accrued rent receivable                                 773,000                  765,000
Prepaid expenses and other assets                       690,000                  686,000
                                                    -----------              -----------

                                                    $37,407,000              $37,505,000
                                                    ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities            $   485,000              $   391,000
                                                    -----------              -----------

Partners' capital:
   Limited Partners                                  37,101,000               37,291,000
   General Partner                                     (179,000)                (177,000)
                                                    -----------              -----------
                                                     36,922,000               37,114,000
                                                    -----------              -----------

Commitments and contingencies                                --                       --
                                                    -----------              -----------

                                                    $37,407,000              $37,505,000
                                                    ===========              ===========


Note: The balance sheet at December 31, 1994 has been prepared from the audited financial statements as of that date.





The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              ----------------------------------------------------



                                                   Three Months Ended March 31,
                                                1995                          1994
                                             ----------                    ----------

REVENUES
- --------
Rental income                                $1,262,000                    $1,115,000
Interest and other income                        15,000                        10,000
                                             ----------                    ----------

   Total revenues                             1,277,000                     1,125,000
                                             ----------                    ----------

EXPENSES
- --------

Operating expenses                              310,000                       331,000
Real estate taxes                               182,000                       225,000
Depreciation and amortization                   398,000                       390,000
General and administrative                      198,000                       168,000
                                             ----------                    ----------

   Total expenses                             1,088,000                     1,114,000
                                             ----------                    ----------

Income before equity in earnings                189,000                        11,000

Equity in earnings of Cooper
  Village Partners                               31,000                        36,000
                                             ----------                    ----------

NET INCOME                                   $  220,000                    $   47,000
                                             ==========                    ==========

NET INCOME ALLOCABLE TO:

   General Partner                           $    2,000                    $       --
                                             ==========                    ==========

   Limited Partners                          $  218,000                    $   47,000
                                             ==========                    ==========





The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              ----------------------------------------------------


                                                                        Three Months Ended March 31,
                                                                ------------------------------------------
                                                                   1995                           1994
                                                                -----------                    -----------
Cash flows from operating activities:
   Net income                                                   $  220,000                     $   47,000
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization                                   398,000                        390,000
   Equity in earnings of Cooper Village
     Partners                                                      (31,000)                       (36,000)
Changes in:
   Accounts receivable                                             (35,000)                         1,000
   Prepaid expenses and other assets                               (44,000)                        78,000
   Accrued rent receivable                                          (8,000)                        29,000
   Accounts payable and accrued liabilities                         94,000                         (1,000)
                                                                ----------                     ----------
Net cash provided by operating activities                          594,000                        508,000

Cash flows from investing activities:
   Investments in real estate                                      (47,000)                        (4,000)
  Distributions received from
    Cooper Village Partners                                         55,000                         63,000
                                                                ----------                     ----------
Net cash provided by investing activities                            8,000                         59,000

Cash flows from financing activities:
   Distributions                                                  (412,000)                      (392,000)
                                                                ----------                     ----------
Net cash used in financing activities                             (412,000)                      (392,000)

Net increase in cash and
  cash equivalents                                                 190,000                        175,000

Cash and cash equivalents, beginning of
   period                                                        1,085,000                      1,056,000
                                                                ----------                     ----------

Cash and cash equivalents, end of period                        $1,275,000                     $1,231,000
                                                                ==========                     ==========





The accompanying notes are an integral part of these financial statements.

                    REAL ESTATE INCOME PARTNERS INCOME III,
                              LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED
- -----------------------------------------

(1)      Accounting Policies
         -------------------

         The financial statements of Real Estate Income Partners III, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

         Earnings Per Unit

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

         Investments in Real Estate

         At December 31, 1994, after evaluation of Flaircentre, management estimated a $1,900,000 impairment of value as compared to its respective carrying value. At December 31, 1992, after evaluation of The Forum, Martinazzi Square and NorthTech, management estimated an aggregate $5,700,000 impairment of value as compared to their respective carrying values.

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services

                    REAL ESTATE INCOME PARTNERS INCOME III,
                              LIMITED PARTNERSHIP



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
- -----------------------------------------

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         performed on behalf of the Partnership. For the three months ended March 31, 1995 and 1994, the Partnership incurred approximately $41,000 and $34,000, respectively, of such expenses.

         On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the General Partner caused the Partnership to enter into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The new contracts encompass terms at least as favorable to the Partnership as the terminated contracts with the unaffiliated third party, and are terminable by the Partnership upon 60 days' notice to Birtcher Properties.

         Pursuant to the property management agreement, Birtcher Properties provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided leasing services are performed, otherwise not to exceed 3%. Such fee amounted to approximately $47,000 and $43,000, respectively, for the three months ended March 31, 1995 and 1994. In addition, an affiliate of the General Partner received $24,000 and $22,000 for the three months ended March 31, 1995 and 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

         As previously reported, on June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1995 and 1994, amounted to $60,000 and $59,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 1995 and 1994, amounted to $23,000 and $1,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $15,000 and $15,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement for on-site personnel and other reimbursable expenses for

                    REAL ESTATE INCOME PARTNERS INCOME III,
                              LIMITED PARTNERSHIP



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
- -----------------------------------------

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         Cooper Village Partners for the three months ended March 31, 1995 and 1994, respectively.

(3)      Commitments and Contingencies
         -----------------------------

         The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Liquidity and Capital Resources
         -------------------------------

         Since completion of its acquisition program in December 1988, the Partnership has been engaged primarily in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partners' judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain sale or financing proceeds for distribution to the Partners.

         Distributions through March 31, 1995 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations of the Partnership's properties.

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

                    REAL ESTATE INCOME PARTNERS INCOME III,
                              LIMITED PARTNERSHIP



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Cont'd.)
         ---------------------

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996, regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

         Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over the next four years.

         Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1995 to be $35,300,000.

         Results of Operations for the Three Months Ended March 31, 1995
         ---------------------------------------------------------------
         Compared With the Three Months Ended March 31, 1994
         ---------------------------------------------------

         The increase in rental income for the three months ended March
         31, 1995, as compared to the corresponding period in 1994, was primarily attributable to several factors: 1) At NorthTech, two new leases were successfully negotiated. In October 1994, a five-year lease encompassing 14,698 square feet commenced with Citizens Bank and in January 1995, a five year lease encompassing 54,918 square feet commencing with International Data Products. The commencement of these new leases had the effect of increasing occupancy to a level of 100% and rental income by $121,000; 2) at The Forum, operating expense recoveries increased by $22,000 when compared to 1994; and 3) at Martinazzi Square, percentage rental income was increased by $14,000.

         Interest income resulted from the temporary investment of Partnership working capital. The increase for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was attributable to an increase in the average level of working capital available for investment and a higher rate-of-return on short-term investments achieved during 1995.

                    REAL ESTATE INCOME PARTNERS INCOME III,
                              LIMITED PARTNERSHIP



 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS (Cont'd.)
         -------------------------

         Results of Operations for the Three Months Ended March 31, 1995
         ---------------------------------------------------------------
         Compared With the Three Months Ended March 31, 1994 (Cont'd.)
         ---------------------------------------------------

         The decrease in operating expenses for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily attributable to a decrease in HVAC repairs and snow removal at The Forum ($12,000). In addition, legal and professional fees decreased at Martinazzi Square in 1995 ($6,000).

         The decrease in real estate taxes for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily attributable to lower tax assessments at Martinazzi Square, Creek Edge, NorthTech and The Forum.

         General and administrative expenses for the three months ended March 31, 1995 and 1994, included charges of $124,000 and $94,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1995 and 1994, are direct charges of $74,000 and $74,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily attributable to an increase in leasing fees relating to Northtech new lease.

                    REAL ESTATE INCOME PARTNERS INCOME III,
                              LIMITED PARTNERSHIP





                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a)      Exhibits:

                 27 - Financial Data Schedule.

         b)      Reports on Form 8-K:

                 None filed in quarter ended March 31, 1995.

                    REAL ESTATE INCOME PARTNERS INCOME III,
                              LIMITED PARTNERSHIP


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              REAL ESTATE INCOME PARTNERS III


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

                                                          By:    BIRTCHER LIMITED,
                                                                 a California limited partnership,
                                                                 General Partner of Birtcher Investments

                                                                 By:   BREICORP,
                                                                       a California corporation, formerly
                                                                       known as Birtcher Real Estate
                                                                       Inc., General Partner of Birtcher Limited

Date:    May 11, 1995                                                  By: /s/Robert M. Anderson
                                                                           ---------------------
                                                                           Robert M. Anderson
                                                                           Executive Director
                                                                           BREICORP

                                              By:   LF Special Fund I, L.P.,
                                                    a California limited partnership

                                                    By:   Liquidity Fund Asset Management, Inc.,
                                                          a California corporation, General
                                                          Partner of LF Special Fund I, L.P.

Date:    May 11, 1995                                     By:    /s/ Brent R. Donaldson
                                                                 ----------------------
                                                                 Brent R. Donaldson
                                                                 President
                                                                 Liquidity Fund Asset Management, Inc.
