Form 10-Q
period 1995-06-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1995-08-11
CIK 785566

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTIONS 12(G), 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1995


Commission file number    0-16027


             REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


                       Delaware                           13-3341425
- ----------------------------------------------------------------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
- ----------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                  (714) 831-0707
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X      No ___

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995

                                     INDEX


                                                                                                                            Page
                                                                                                                            ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 June 30, 1995 (Unaudited) and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .         3

                 Statements of Operations (Unaudited) -
                 Three and Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .         4

                 Statements of Cash Flows (Unaudited) -
                 Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .         8


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                                   June 30,               December 31,
                                                                     1995                     1994
                                                                 ------------             ------------
                                                                  (Unaudited)                (Note)
ASSETS
- ------

Investment in real estate, net:
   Land                                                          $  7,014,000             $  7,014,000
   Buildings and improvements                                      36,470,000               36,275,000
                                                                 ------------             ------------
                                                                   43,484,000               43,289,000
   Less accumulated depreciation                                  (12,669,000)             (11,955,000)
                                                                 ------------             ------------
                                                                   30,815,000               31,334,000

Investment in Cooper Village Partners                               3,537,000                3,586,000
Cash and cash equivalents                                           1,303,000                1,085,000
Accounts receivable (net of allowance for
   doubtful accounts of $9,000 in 1995)                                91,000                   49,000
Accrued rent receivable                                               819,000                  765,000
Prepaid expenses and other assets                                     519,000                  686,000
                                                                 ------------             ------------

                                                                 $ 37,084,000             $ 37,505,000
                                                                 ============             ============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                         $    342,000             $    391,000
                                                                 ------------             ------------

Partners' capital:
   Limited Partners                                                36,923,000               37,291,000
   General Partner                                                   (181,000)                (177,000)
                                                                 ------------             ------------
                                                                   36,742,000               37,114,000
                                                                 ------------             ------------

Commitments and contingencies                                               -                        -
                                                                 ------------             ------------
                                                                 $ 37,084,000             $ 37,505,000
                                                                 ============             ============


Note: The balance sheet at December 31, 1994 has been prepared from the audited financial statements as of that date.


The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          Three Months Ended                           Six Months Ended
                                              June 30,                                     June 30,
                                    ------------------------------             ---------------------------------
                                       1995                1994                   1995                   1994
                                    ----------          ----------             ----------             ----------
REVENUES
- --------

Rental income                       $1,303,000          $1,136,000             $2,565,000             $2,251,000
Interest                                14,000              10,000                 29,000                 20,000
                                    ----------          ----------             ----------             ----------

   Total revenues                    1,317,000           1,146,000              2,594,000              2,271,000
                                    ----------          ----------             ----------             ----------

EXPENSES
- --------

Operating expenses                     307,000             339,000                617,000                670,000
Real estate taxes                      180,000             195,000                362,000                419,000
Depreciation and
   amortization                        399,000             398,000                797,000                789,000
General and
   administrative                      190,000             178,000                388,000                346,000
                                    ----------          ----------             ----------             ----------

   Total expenses                    1,076,000           1,110,000              2,164,000              2,224,000
                                    ----------          ----------             ----------             ----------

Income before
   equity in earnings                  241,000              36,000                430,000                 47,000
Equity in earnings
   of Cooper Village
   Partners                             29,000              40,000                 60,000                 76,000
                                    ----------          ----------             ----------             ----------

NET INCOME                          $  270,000          $   76,000             $  490,000             $  123,000
                                    ==========          ==========             ==========             ==========

NET INCOME
ALLOCABLE TO:

   General Partner                  $    3,000          $    1,000             $    5,000             $    1,000
                                    ==========          ==========             ==========             ==========

   Limited Partners                 $  267,000          $   75,000             $  485,000             $  122,000
                                    ==========          ==========             ==========             ==========


The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                   -----------------------------------
                                                                      1995                     1994
                                                                   ----------               ----------
Cash flows from operating activities:
   Net income                                                      $  490,000               $  123,000
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization                                      797,000                  789,000
   Equity in earnings of Cooper Village Partners                      (60,000)                 (76,000)
Changes in:
   Accounts receivable                                                (42,000)                   2,000
   Accrued rent receivable                                            (54,000)                  61,000
   Prepaid expenses and other assets                                   84,000                  197,000
   Accounts payable and accrued liabilities                           (49,000)                (105,000)
                                                                   ----------               ----------
Net cash provided by operating activities                           1,166,000                  991,000

Cash flows from investing activities:
   Investment in real estate                                         (195,000)                 (39,000)
   Distributions received from
     Cooper Village Partners                                          109,000                  105,000
                                                                   ----------               ----------
Net cash (used in) provided by investing
activities                                                            (86,000)                  66,000

Cash flows from financing activities:
   Distributions                                                     (862,000)                (875,000)
                                                                   ----------               ----------
Net cash used in financing activities                                (862,000)                (875,000)

Net increase in cash and cash equivalents                             218,000                  182,000

Cash and cash equivalents, beginning of
   period                                                           1,085,000                1,056,000
                                                                   ----------               ----------

Cash and cash equivalents, end of period                           $1,303,000               $1,238,000
                                                                   ==========               ==========


The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Real Estate Income Partners III, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

         Earnings Per Unit

         The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate original reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1995 and 1994, the Partnership incurred approximately $43,000 and $34,000, respectively, of such expenses. For the six months ended June 30, 1995 and 1994, such payments were $84,000 and $68,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fee amounted to approximately $45,000 and $44,000 for the three months ended June 30, 1995 and 1994, respectively, and $92,000 and $86,000 for the six months ended June 30, 1995 and 1994. In addition, an affiliate of the General Partner received $17,000 and $24,000 for the three months ended June 30, 1995 and 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. For the six months ended June 30, 1995 and 1994, such costs were $41,000 and $45,000 respectively.

         In addition to the aforementioned, the General Partner was also paid $10,000 and $10,000, related to the Partnership's portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, such costs were $18,000 and $19,000, respectively.

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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

(2)      Transactions with Affiliates (Cont'd)

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees amounted to approximately $120,000 and $117,000, for the six months ended June 30, 1995 and 1994, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the six months ended June 30, 1995 and 1994, amounted to $23,000 and $3,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $12,000 and $11,000 for the six months ended June 30, 1995 and 1994, respectively, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners.

(3)      Commitments and Contingencies

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resource

         Subsequent to the completion of its acquisition program, the Partnership has been principally engaged in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the Partners.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Liquidity and Capital Resources(Cont'd)

         Distributions through June 30, 1995, primarily represent cash flow from operation of the Partnership's properties and interest earned on the temporary investment of the Partnership's working capital net of capital improvement requirements and fees paid to the General Partner. Future cash distributions will be made principally to the extent of cash flow attributable to the operation of the Partnership's properties net of capital improvement requirements and fees paid to the General Partner.

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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended June 30, 1995 Compared With the Three Months Ended June 30, 1994 and for the Six Months Ended June 30, 1995 Compared With the Six Months Ended June 30, 1994.

         The increase in rental income for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994, were primarily attributable to the following factors: at NorthTech, two new leases were successfully negotiated. In October 1994, a five-year lease encompassing 14,698 square feet commenced with Citizens Bank and in January 1995 a five-year lease encompassing 54,918 square feet commenced with International Data Products. The commencement of these leases had the effect of increasing occupancy to a level of 100% and revenues by $280,000. In addition, at The Forum, operating expense recoveries increased by $30,000 when compared to 1994.

         Interest income resulted from the temporary investment of Partnership working capital. The increase for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994, were attributable to an increase in the average level of working capital available for investment and a higher rate of return on short-term investment achieved during 1995.

         The decrease in operating expenses for the six months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to a decrease in HVAC repairs and snow removal costs at The Forum ($14,000). In addition, legal and professional services and snow removal costs were decreased at NorthTech ($36,000).

         The decrease in real estate taxes for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994, were primarily attributable to the lower building assessment at The Forum and NorthTech.

         General and administrative expenses for the six months ended June 30, 1995 and 1994, include charges of $227,000 and $189,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the six months ended June 30, 1995 and 1994 are direct charges of $161,000 and $157,000, respectively, relating to audit and tax return preparation fees, annual appraisal fees, insurance expense, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended June 30, 1995 Compared With the Three Months Ended June 30, 1994 and for the Six Months Ended June 30, 1995 Compared With the Six Months Ended June 30, 1994(Cont'd)

         The increase in general and administrative expenses for the six months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to an increase in leasing fees related to NorthTech's new lease. In addition, general and administrative wages and data processing costs were higher in 1995.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 Exhibit 27 -- Financial Data Schedule.

         b)      Reports on Form 8-K:

                 None filed in quarter ended June 30, 1995.

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

                                                            By:   BIRTCHER LIMITED,
                                                                  a California limited partnership,
                                                                  General Partner of Birtcher
                                                                  Investments

                                                                  By:  BREICORP,
                                                                       a California corporation,
                                                                       formerly known as Birtcher
                                                                       Real Estate Inc., General
                                                                       Partner of Birtcher Limited

Date:  August 11, 1995                                                 By:   /s/ Robert M. Anderson
                                                                             ------------------------
                                                                             Robert M. Anderson
                                                                             Executive Director
                                                                             BREICORP

                                                      By:   LF Special Fund I, L.P.,
                                                            a California limited partnership

                                                            By:   Liquidity Fund Asset Management, Inc.,
                                                                  a California corporation, General
                                                                  Partner of LF Special Fund I, L.P.

Date:  August 11, 1995                                            By:  /s/ Brent R. Donaldson
                                                                       -----------------------------
                                                                       Brent R. Donaldson
                                                                       President
                                                                       Liquidity Fund Asset Management, Inc.