Form 10-Q
period 1995-09-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1995-11-13
CIK 785566

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 12(g), 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1995
                   ----------------------------------------------------------

Commission file number    0-16027
                        -----------------------------------------------------



             REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                     Delaware                           13-3341425
-----------------------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)


   27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
-----------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


                                (714) 831-0707
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     N/A
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X      No
                                   ---        ---

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

                                     INDEX


                                                                                                     Page
                                                                                                     ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets - September 30, 1995 (Unaudited) and
                    December 31, 1994 ........................................................         3

                 Statements of Operations (Unaudited) - Three and Nine Months
                    Ended September 30, 1995 and 1994  .......................................         4

                 Statements of Cash Flows (Unaudited) - Nine Months
                    Ended September 30, 1995 and 1994  .......................................         5

                 Notes to Financial Statements (Unaudited)  ..................................         6

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  ...............................................         8


PART II.         OTHER INFORMATION  ..........................................................        11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                                          September 30,        December 31,
                                                                              1995                 1994
                                                                          -------------        ------------
                                                                           (Unaudited)            (Note)
ASSETS
------

Investment in real estate, net:

   Land                                                                   $  7,014,000         $  7,014,000
   Buildings and improvements                                               36,509,000           36,275,000
                                                                          ------------         ------------
                                                                            43,523,000           43,289,000
   Less accumulated depreciation                                           (13,047,000)         (11,955,000)
                                                                          ------------         ------------
                                                                            30,476,000           31,334,000

Investment in Cooper Village Partners                                        3,500,000            3,586,000
Cash and cash equivalents                                                    1,551,000            1,085,000
Accounts receivable (net of allowance for
   doubtful accounts of $16,000 in 1995)                                        79,000               49,000
Accrued rent receivable                                                        816,000              765,000
Prepaid expenses and other assets                                              588,000              686,000
                                                                          ------------         ------------
                                                                          $ 37,010,000         $ 37,505,000
                                                                          ============         ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                                  $    475,000         $    391,000
                                                                          ------------         ------------

Partners' capital:

   Limited Partners                                                         36,718,000           37,291,000
   General Partner                                                            (183,000)            (177,000)
                                                                          ------------         ------------
                                                                            36,535,000           37,114,000
                                                                          ------------         ------------

Commitments and contingencies                                                        -                    -
                                                                          ------------         ------------
                                                                          $ 37,010,000         $ 37,505,000
                                                                          ============         ============


Note: The balance sheet at December 31, 1994 has been prepared from the audited financial statements as of that date.


The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                     --------------------------       -----------------------------
                                                        1995            1994             1995               1994
                                                     ----------      ----------       ----------         ----------
REVENUES
--------

Rental income                                        $1,304,000      $1,106,000       $3,869,000         $3,358,000
Interest                                                 20,000          14,000           49,000             33,000
                                                     ----------      ----------       ----------         ----------

   Total revenues                                     1,324,000       1,120,000        3,918,000          3,391,000
                                                     ----------      ----------       ----------         ----------

EXPENSES
--------

Operating expenses                                      316,000         309,000          933,000            979,000
Real estate taxes                                       138,000         202,000          500,000            621,000
Depreciation and amortization                           437,000         395,000        1,234,000          1,183,000
General and administrative                              170,000         171,000          558,000            517,000
                                                     ----------      ----------       ----------         ----------

   Total expenses                                     1,061,000       1,077,000        3,225,000          3,300,000
                                                     ----------      ----------       ----------         ----------

Income before equity in earnings                        263,000          43,000          693,000             91,000

Equity in earnings of Cooper
  Village Partners                                       26,000          36,000           86,000            111,000
                                                     ----------      ----------       ----------         ----------

NET INCOME                                           $  289,000      $   79,000       $  779,000         $  202,000
                                                     ==========      ==========       ==========         ==========

NET INCOME ALLOCABLE TO:

   General Partner                                   $    3,000      $    1,000       $    8,000         $    2,000
                                                     ==========      ==========       ==========         ==========

   Limited Partners                                  $  286,000      $   78,000       $  771,000         $  200,000
                                                     ==========      ==========       ==========         ==========


The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Nine Months Ended September 30,
                                                                            -----------------------------------
                                                                                1995                   1994
                                                                            -----------             -----------
Cash flows from operating activities:

   Net income                                                               $   779,000             $   202,000

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                              1,234,000               1,183,000
   Equity in earnings of Cooper Village Partners                                (86,000)               (111,000)

Changes in:

   Accounts receivable                                                          (30,000)                 30,000
   Accrued rent receivable                                                      (51,000)                 92,000
   Prepaid expenses and other assets                                            (44,000)                 45,000
   Accounts payable and accrued liabilities                                      84,000                  69,000
                                                                            -----------             -----------
Net cash provided by operating activities                                     1,886,000               1,510,000

Cash flows from investing activities:

   Investment in real estate                                                   (234,000)              (132,000)
   Distributions received from Cooper
     Village Partners                                                           172,000                 160,000
                                                                            -----------             -----------
Net cash (used in) provided by investing activities                             (62,000)                 28,000

Cash flows from financing activities:

   Distributions                                                             (1,358,000)             (1,313,000)
                                                                            -----------             -----------
Net cash used in financing activities                                        (1,358,000)             (1,313,000)

Net increase in cash and cash equivalents                                       466,000                 225,000

Cash and cash equivalents, beginning of period                                1,085,000               1,056,000
                                                                            -----------             -----------

Cash and cash equivalents, end of period                                    $ 1,551,000             $ 1,281,000
                                                                            ===========             ===========





The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies
         -------------------

         The financial statements of Real Estate Income Partners III, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

         Earnings Per Unit

         The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate original reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

         A Limited Partner who was charged a reduced sales commission, or no sales commission, was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate. As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor's relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)
         -------------------

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

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1995 and 1994, the Partnership incurred approximately $39,000 and $28,000, respectively, of such expenses. For the nine months ended September 30, 1995 and 1994, such amounts were $122,000 and $96,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $49,000 and $43,000 for the three months ended September 30, 1995 and 1994, respectively, and $142,000 and $129,000 for the nine months ended September 30, 1995 and 1994 respectively. In addition, an affiliate of the General Partner received $26,000 and $23,000 for the three months ended September 30, 1995 and 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. For the nine months ended September 30, 1995 and 1994, such costs were $78,000 and $69,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $9,000 and $9,000, related to the Partnership's portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, such costs were $27,000 and $29,000, respectively.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1995 and 1994, were $60,000 and $59,000, respectively. For the nine months ended September 30, 1995 and 1994, such fees were $180,000 and $176,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any leases. Fees for leasing services for the three months ended September 30, 1995 and 1994, amounted to $0 and $15,000, respectively. For the nine months ended September 30, 1995 and 1994, such fees were approximately $23,000 and $18,000, respectively. In addition to the aforementioned, the General Partner was also paid $18,000 and $17,000, respectively, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners for the nine months ended September 30, 1995 and 1994 respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources
         -------------------------------

         Subsequent to the completion of its acquisition program in 1988, the Partnership has been principally engaged in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties and the

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the Partners.

         Distributions through September 30, 1995, represent cash flow from operation of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement requirements and fees paid to the General Partner. Future cash distributions will be made principally to the extent of cash flow attributable to the operation of the Partnership's properties net of fees and capital reserve requirements.

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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1995 Compared With the Three Months Ended September 30, 1994 and for the Nine Months Ended September 30, 1995 Compared With the Nine Months Ended September 30, 1994
         -------------------------------------------------------------------

         The increase in rental income for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994, was primarily attributable to the increase in revenues at NorthTech, which was the result of successful negotiations of two new leases. In October 1994, a five-year lease encompassing 14,698 square feet commenced with Citizens Bank and in January 1995, a five-year lease encompassing 54,918 square feet commenced with International Data Products. The commencement of these leases had the effect of increasing occupancy to a level of 100% and revenues by $533,000 in 1995.

         Interest income resulted from the temporary investment of Partnership working capital. The increase for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994, was attributable to an increase in the average level of working capital available for investment and a higher rate of return on short-term investments achieved during 1995.

         The increase in operating expenses for the three months ended September 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to the increase in management fees at NorthTech.

         The decrease in operating expenses for the nine months ended September 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to the following factors: at The Forum, HVAC repairs, electricity usage and snow removal expenses decreased by $17,000. At Martinazzi Square, building and landscaping repairs and advertising and marketing decreased by $31,000. In addition, at Creek Edge, roof repair costs decreased by $8,000. The aforementioned decreases were partially offset by an increase in cleaning expenses of $11,000 at NorthTech.

         The decrease in real estate taxes for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994, was primarily attributable to lower building assessments at The Forum, NorthTech and Martinazzi Square. In addition, at NorthTech, a successful tax appeal resulted in a $40,000 refund during third quarter 1995.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1995 Compared With the Three Months Ended September 30, 1994 and for the Nine Months Ended September 30, 1995 Compared With the Nine Months Ended September 30, 1994 (Cont'd.)
         -------------------------------------------------------------------

         General and administrative expenses for the nine months ended September 30, 1995 and 1994, included $326,000 and $291,000, respectively, of charges from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the nine months ended September 30, 1995 and 1994, are direct charges of $232,000 and $226,000, respectively, relating to audit and tax return preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the nine months ended September 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to an increase in legal and professional services, and appraisal fees. In addition, general and administrative wages and data processing costs were higher in 1995.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

              Exhibit 27 - Financial Data Schedule.

         b)   Report on Form 8-K:

              None filed in quarter ended September 30, 1995.

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

                                    By: BIRTCHER LIMITED,
                                        a California limited partnership,
                                        General Partner of Birtcher Investments

                                        By: BREICORP,
                                            a California corporation, formerly
                                            known as Birtcher Real Estate Inc.,
                                            General Partner of Birtcher Limited


Date:  November 10, 1995                    By: /s/ Robert M. Anderson
                                                -------------------------------
                                                    Robert M. Anderson
                                                    Executive Director
                                                    BREICORP


                            By: LF Special Fund I, L.P.,
                                a California limited partnership

                                By: Liquidity Fund Asset Management, Inc.,
                                    a California corporation, General
                                    Partner of LF Special Fund I, L.P.


Date:  November 10, 1995            By: /s/ Brent R. Donaldson
                                        ---------------------------------------
                                            Brent R. Donaldson
                                            President
                                            Liquidity Fund Asset
                                            Management, Inc.