Form 10-K
period 1995-12-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1996-04-01
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ----------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                       ----------------------------------

For the fiscal year ended December 31, 1995     COMMISSION FILE NUMBER 0-16027
                                                                       -------

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3341425
          --------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

27611 La Paz Road, Laguna Niguel, California                92656
- --------------------------------------------                -----
 (Address of principal executive offices)                 (Zip Code)

                                 (714) 643-7700
                                 --------------
                        (Registrant's telephone number)


         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                              on which registered
- -------------------                             ---------------------

         NONE                                            NONE
         ----                                            ----


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                               Yes  X      No
                                   ---        ---

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

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP
                        --------------------------------

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995


                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I

          Item 1.        Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
          Item 2.        Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
          Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
          Item 4.        Submission of Matters to a Vote of
                           Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . .         5


PART II

          Item 5.        Market for the Registrant's Limited Partnership
                           Interests and Related Security Holder Matters  . . . . . . . . . . . . .         6
          Item 6.        Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .         6
          Item 7.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . . . . . . . . .         7
          Item 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .       F-1
          Item 9.        Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . .        14


PART III

          Item 10.       Directors and Executive Officers of the
                           Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
          Item 11.       Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . .        14
          Item 12.       Security Ownership of Certain Beneficial Owners
                           and Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15
          Item 13.       Certain Relationships and Related Transactions   . . . . . . . . . . . . .        15


PART IV

          Item 14.       Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .        15
            ---          Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

                         REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre, NorthTech and Cooper Village (42% interest), had carrying values greater than their appraised values, and therefore reduced their carrying values to $3,802,000, $2,155,000, $13,933,000, and $2,682,000, respectively.

The Partnership derives most of its revenue from rental income. International Business Machines, Corporation ("IBM") and Penril, Inc. ("Penril") represent a significant portion of such income. Rental income from IBM totaled $0 in 1995, $22,000 in 1994 and $639,000 in 1993, or approximately 0%, .5% and 13%, respectively, of the Partnership's total rental income. Rental income from Penril totaled $1,054,000 in 1995, $1,107,000 in 1994 and $1,070,000 in 1993,
or approximately 21%, 25% and 22%, respectively, of the Partnership's total rental income. See Item 7 for further discussion concerning the current status of these tenants.

The Partnership's investments in real estate are subject to competition for tenants from similar types of properties in the vicinities in which they are located. The Partnership has no investments in real estate located outside the United States.

                         REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


                                PART I (Cont'd.)

Item 1.         Business (Cont'd.)

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

                         REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


Item 2.         PROPERTIES



                                                                                                          NUMBER OF
                                                                                              NET          TENANT        PERCENTAGE
                                     APPROXIMATE                                            RENTABLE       LEASES         OCCUPIED
                                     PURCHASE                                               AREA IN         AS OF           AS OF
NAME/LOCATION/DATE ACQUIRED          PRICE(1)                   DESCRIPTION                 SQ. FT.       12/31/95        12/31/95
- ----------------------------------------------------------------------------------------------------------------------------------
Creek Edge Business Center          $ 4,874,000       Combination office and warehouse        76,297           1            79%
Eden Prairie, Minnesota                               building located on 5.73 acres
July 1, 1986                                          of land.

The Forum                             5,940,000       A three-story office building           73,166          16            94%
Wauwatosa, Wisconsin                                  located on 3.7 acres of land.
August 28, 1986

Flaircentre                           5,369,000       Eleven single-story office              40,965           3            79%
El Monte, California                                  buildings located on 3.7 acres
November 14, 1986                                     of land.

NorthTech                            21,808,000       Three two-story research and           163,387           4           100%
Gaithersburg, Maryland                                development buildings located on
December 30, 1986                                     10.2 acres of land.

Martinazzi Square                     6,508,000       Four single-story shopping center       50,836          23            96%
Tualatin, Oregon                                      buildings located on 5.83 acres
December 23, 1987                                     of land.

Cooper Village                        3,769,000(2)    A single-story shopping center          43,433(2)       21            96%
Mesa, Arizona                                         located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988
                                    -----------                                              -------

TOTAL                               $48,268,000                                              448,084
                                    ===========                                              =======

SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


Item 2.         PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE

        (1) The purchase price does not include an allocable share of acquisition fees of $3,176,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.

        (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership, an affiliated limited partnership. At December 31, 1995, the Partnership had a 42% interest in CV Partners. (See Note 3 to Financial Statements in Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 42% of the respective amounts for CV Partners.

Item 3.         LEGAL PROCEEDINGS

The Partnership is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business. It is the General Partner's belief, that the outcome of these proceedings will not be material to the business, financial condition or results of operations of the Partnership.

NASD Matter. In a matter not directly involving the Partnership or its General Partner, in 1991, the National Association of Securities Dealers, Inc. (the "Association") Business Conduct Committee for the Northern District of California initiated a complaint against a broker-dealer affiliate of LF Special Fund I, L.P. (a general partner of the General Partner of the Partnership), alleging violations of the Association's Rules of Fair Practice. Specifically, the complaint alleged that the affiliate (1) bought and sold limited partnership units (but not interests in the Partnership) in the secondary market, from or to unaffiliated parties, subject to mark-ups or mark-downs in excess of the Association's guidelines and (ii) failed to disclose the amount or existence of such mark-ups and mark-downs to buyers and sellers of limited partnership units. Brent Donaldson and Richard Wollack, executive officers of LF Special Fund I, L.P., were also named as respondents in the complaint in their capacities as principals of the affiliate. The complaint was settled as of January 3, 1992 on the following terms: the Association made findings, which were neither admitted nor denied, of violations by the affiliate and Mr. Donaldson of the Association's guidelines with respect to mark-ups or mark-downs, and of the failure by the affiliate (but not Mr. Donaldson) to disclose the amount of such mark-ups or mark-downs. Both allegations were dismissed as to Mr. Wollack. The settlement further provided that the affiliate would be censured and fined $125,000 and that Mr. Donaldson would be censured and fined $7,500.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


                                    PART II


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

As of February 29, 1996, the number of holders of the Partnership's interests is as follows:

            General Partner                                   1
            Limited Partners                              7,498
                                                          -----

                                                          7,499
                                                          =====

The Partnership makes cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS                    1996              1995          1994            1993            1992             1991
===================================================================================================================
First                       $631,000        $408,000        $388,000       $618,000        $478,000        $478,000
Second                                       446,000         478,000        688,000         541,000         318,000
Third                                        490,000         433,000        318,000         580,000         319,000
Fourth                                       694,000         440,000        414,000         490,000         478,000


The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

Item 6.         SELECTED FINANCIAL DATA



                                                                        YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------------------
                                         1995               1994               1993               1992                1991
                                     -----------------------------------------------------------------------------------------
Total Revenues                       $5,191,000         $ 4,576,000         $ 5,011,000        $ 5,077,000         $ 5,080,000
                                     ===========        ============        ===========        ============        ===========

Net Income (Loss):
  General Partner                    $   (7,000)        $   (15,000)        $     5,000        $   (48,000)        $     9,000
  Limited Partners                     (646,000)         (1,516,000)            473,000         (4,730,000)            906,000
                                     -----------        ------------        -----------        ------------        -----------

                                     $ (653,000)        $(1,531,000)        $   478,000        $(4,778,000)        $   915,000
                                     ===========        ============        ===========        ============        ===========
Total Distributions:
  General Partner                    $   21,000         $    18,000         $    21,000        $    21,000         $    16,000
                                     ===========        ============        ===========        ============        ===========

  Limited Partners                   $2,038,000         $ 1,739,000         $ 2,038,000        $ 2,089,000         $ 1,593,000
                                     ===========        ============        ===========        ============        ===========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------



Item 6.         SELECTED FINANCIAL DATA (Cont'd.)

                                                                  December 31,
                       ------------------------------------------------------------------------------------------------
                          1995                 1994                 1993                  1992                 1991
                       ------------------------------------------------------------------------------------------------
 Total Assets          $34,850,000          $37,505,000          $40,825,000          $42,470,000           $49,663,000
                       ===========          ===========          ===========          ===========           ===========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's objective has been to hold its properties as long-term investments, although properties may be sold at any time, depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. That notwithstanding, the Information Statement, dated May 5, 1993, as described below, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale instead of for investment. Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Distributions for the year ended December 31, 1995, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to the operations and sales of the Partnership's properties after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

On June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the future payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1995.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------



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

January 1, 1996 Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. Prior to the January 1, 1995 appraisals, the independent appraiser had estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

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

Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals and over three years in connection with the January 1996 appraisals.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1996 to be $33,857,000 or $5,329 per $10,000 original investor subscription.

Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling the Partnership's properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

In connection with its consideration of these alternatives, the General
Partner has decided to treat its properties as held for sale instead of for investment for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

Based upon the General Partner's survey of the current marketplace, the General

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

January 1, 1996 Property Appraisals and Net Asset Value (Cont'd.)

Partner believes, in fact, that in the relatively short term the Partnership's properties could generate sales prices that, in the aggregate, could be materially less than their aggregate appraised values based upon an "Investment Value" appraisal model. The amount of the possible variance between the aggregate appraised values and potential sales prices cannot be reliably estimated at this time, because of the numerous variables that could affect the sales prices, including but not limited to the time frame in which the properties must be sold, method of sale (property-by-property or single transaction), prevailing capitalization rates at which comparable properties are being sold at the time of the Partnership's sales, constantly changing local market conditions and the state of leasing negotiations and capital expenditures for the properties at the time of sale.

The foregoing appraised value of the properties indicates an estimated net asset value of the Partnership of $35,886,000 or $5,648 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash, and other assets, less all liabilities.) This equates to a net asset value of $282 per $500 par value of Partnership Interest. This compares to original purchase prices aggregating $7,550 and the January 1, 1995 appraised value of $5,556 per $10,000 of original investor subscription.

Results of Operations

Year Ended December 31, 1995

The increase in rental income for the year ended December 31, 1995, as compared to 1994, was primarily attributable to the increase in revenues at NorthTech, which was the result of successful negotiations of two new leases. In October 1994, a five-year lease commenced with Citizens Bank and in January 1995, a five-year lease commenced with International Data Products. The commencement of these leases had the effect of increasing occupancy to a level of 100% and revenue by approximately $705,000 in 1995. The aforementioned increase was partially offset by a decrease in revenues at Creek Edge Business Center of approximately $74,000. The aforementioned decrease was a result of the termination of the Computerware Data lease on expiration in August 1995 and the termination of the Solutronix Corporation lease prior to its expiration in July 1995.

Interest income resulted from the temporary investment of Partnership working capital. The increase for the year ended December 31, 1995, as compared to 1994, was primarily attributable to a higher rate of return on short-term investments.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1995 (Cont'd.)

The aforementioned increase was offset by a decrease in other miscellaneous revenue at NorthTech.

The decrease in operating expenses for the year ended December 31, 1995, as compared to 1994, was primarily attributable to the decrease in advertising and marketing expenses and repairs and maintenance costs at Martinazzi Square. The aforementioned decrease was partially offset by an increase in cleaning and janitorial costs at NorthTech.

The decrease in real estate taxes for the year ended December 31, 1995, as compared to the corresponding period in 1994, was primarily attributable to a lower building assessment at NorthTech. In addition, a successful tax appeal resulted in a $40,000 tax refund during the third quarter of 1995.

General and administrative expenses for the year ended December 31, 1995, include charges of $415,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $303,000 relating to audit fees, legal fees, appraisal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

Although general and administrative expenses for the year ended December 31, 1995, were generally comparable to 1994, there were several significant offsetting fluctuations that composed the aggregate 1995 general and administrative expenses. During 1995, General Partnership liability insurance, leasing fees and legal fees decreased. The aforementioned decreases were partially offset by increased asset management fees and general and administrative wages.

In February 1996, the General Partner entered into a contract to sell Flaircentre for $2,300,000. The property is currently in escrow, and closing of the sale is subject to the buyer obtaining financing, a conditional use permit, planning commission approval, and other minor contingencies. Escrow is currently scheduled to close on or before May 29, 1996.

Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre, Northtech and Cooper Village (42% interest) had carrying values greater than their appraised values, and therefore reduced their carrying values by $50,000, $600,000, $350,000, and $571,000 to $3,802,000, $2,155,000, $13,933,000, and
$2,682,000 respectively.

Year Ended December 31, 1994

The decrease in rental income for the year ended December 31, 1994 as compared to 1993, was primarily attributable to several factors. At NorthTech revenue decreased by $577,000, which was primarily a result of scheduled termination of the IBM leases in August 1993 and March 1994. The aforementioned decrease was

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


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

Provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset may not been recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred. At
December 31, 1994, after evaluation of Flaircentre, the General Partner estimated a $1,900,000 impairment of value as compared to its respective carrying value.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


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

The General Partner elected to terminate the Partnership's Property Management agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Property Management Agreements, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. In its capacity as property manager for the Partnership's properties, Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

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

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        ----------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

                                                                                                                             Page
                                                                                                                             ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2


Financial Statements:

        Balance Sheets as of December 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

        Statements of Operations for the Years Ended December 31, 1995,
        1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

        Statements of Changes in Partners' Capital for the Years Ended
        December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

        Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

Schedule:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-18

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Financial Statements.


                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                        ----------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-21

Financial Statements:

        Balance Sheets as of December 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-22

        Statements of Operations for the Years Ended
        December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-23

        Statements of Changes in Partners' Capital for the Years
        Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-24

        Statements of Cash Flows for the Years Ended
        December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-25

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-26

Schedule:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-33

Information required by other schedules called for under Regulations S-X is either not applicable or is included in the Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Income Partners III, Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995, Real Estate Income Partners III adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                                           KPMG PEAT MARWICK LLP

Orange County, California
March 28, 1996

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

                                 BALANCE SHEETS
                                 --------------



                                                                                   DECEMBER 31,
                                                                        ------------------------------------
                                                                          1995                      1994
                                                                        ------------------------------------
ASSETS
- ------

Properties held for sale (net of valuation
  allowance of $1,000,000)                                              $ 29,457,000             $          -
                                                                        ------------             ------------
Investments in real estate, net:
   Land                                                                            -                7,014,000
   Buildings and improvements                                                      -               36,275,000
                                                                        -------------            -------------
                                                                                   -               43,289,000

   Less accumulated depreciation                                                   -              (11,955,000)
                                                                        -------------            -------------
                                                                                   -               31,334,000

Investment in Cooper Village Partners                                      2,916,000                3,586,000
Cash and cash equivalents                                                    980,000                1,085,000
Accounts receivable (net of allowance for
   doubtful accounts of $14,000 in 1995)                                      71,000                   49,000
Accrued rent receivable                                                      799,000                  765,000
Prepaid expenses and other assets, net                                       627,000                  686,000
                                                                        -------------            -------------

                                                                        $ 34,850,000             $ 37,505,000
                                                                        =============            =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                                $    448,000             $    391,000
                                                                        -------------            -------------

Partners' capital (deficit):
   Limited Partners                                                       34,607,000               37,291,000
   General Partner                                                          (205,000)                (177,000)
                                                                        -------------            -------------
                                                                          34,402,000               37,114,000

Commitments and contingencies                                                      -                       -
                                                                        -------------            -------------

                                                                        $ 34,850,000             $ 37,505,000
                                                                        =============            =============





   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                               1995                1994               1993
                                                         -----------------------------------------------------
REVENUES:
   Rental income                                         $ 5,119,000         $ 4,485,000           $ 4,933,000
   Interest and other income                                  72,000              91,000                78,000
                                                         ------------        ------------          -----------

     Total revenues                                        5,191,000           4,576,000             5,011,000
                                                         ------------        ------------          -----------


EXPENSES:
   Operating expenses                                      1,277,000           1,281,000             1,167,000
   Real estate taxes                                         676,000             754,000               858,000
   Depreciation and amortization                           1,726,000           1,590,000             1,731,000
   General and administrative                                718,000             724,000               891,000
   Adjustment to carrying value
     of real estate                                        1,000,000           1,900,000                     -
                                                         ------------        ------------          -----------

     Total expenses                                        5,397,000           6,249,000             4,647,000
                                                         ------------        ------------          -----------

Income (loss) before equity in
  earnings (loss) of Cooper Village
  Partners                                                  (206,000)         (1,673,000)              364,000

Equity in earnings (loss) of
  Cooper Village Partners                                   (447,000)            142,000               114,000
                                                         ------------        ------------          -----------

NET INCOME (LOSS)                                        $  (653,000)        $(1,531,000)          $   478,000
                                                         ============        ============          ===========

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                                       $    (7,000)        $   (15,000)          $     5,000
                                                         ============        ============          ===========

   Limited Partners                                      $  (646,000)        $(1,516,000)          $   473,000
                                                         ============        ============          ===========





   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------




                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                       1995, 1994 AND 1993
                                                       ------------------------------------------------------
                                                         GENERAL             LIMITED
                                                         PARTNER            PARTNERS                 TOTAL
                                                       -------------------------------------------------------
Balance, December 31, 1992                             $(128,000)          $42,111,000            $41,983,000

  Net income                                               5,000               473,000                478,000
  Distributions                                          (21,000)           (2,038,000)            (2,059,000)
                                                       ----------          ------------           ------------


Balance, December 31, 1993                              (144,000)           40,546,000             40,402,000

   Net loss                                              (15,000)           (1,516,000)            (1,531,000)
   Distributions                                         (18,000)           (1,739,000)            (1,757,000)
                                                       ----------           -----------           ------------

Balance, December 31, 1994                              (177,000)           37,291,000             37,114,000

   Net loss                                               (7,000)             (646,000)              (653,000)
   Distributions                                         (21,000)           (2,038,000)            (2,059,000)
                                                       ----------          ------------           ------------


Balance, December 31, 1995                             $(205,000)          $34,607,000            $34,402,000
                                                       ==========          ============           ============





   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                               1995                1994               1993
                                                            -------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                           $ (653,000)      $ (1,531,000)         $  478,000
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization                             1,726,000          1,590,000           1,731,000
   Equity in (earnings) loss of Cooper
     Village Partners                                          447,000           (142,000)           (114,000)
   Adjustment to carrying value
     of real estate                                          1,000,000          1,900,000                   -
Changes in:
   Accounts receivable                                         (22,000)            (2,000)            (41,000)
   Due from affiliate                                                -                 -               12,000
   Accrued rent receivable                                     (34,000)           116,000              (6,000)
   Prepaid expenses and other assets                          (124,000)           (59,000)           (193,000)
   Accounts payable and accrued
     liabilities                                                57,000            (32,000)            (64,000)
                                                            -----------        -----------         -----------
Net cash provided by operating
   activities                                                2,397,000          1,840,000           1,803,000
                                                            -----------        -----------         -----------

Cash flows from investing activities:
   Investments in real estate                                 (666,000)          (273,000)           (315,000)
   Distributions received from
    Cooper Village Partners                                    223,000            219,000             238,000
                                                            -----------        -----------         -----------

Net cash used in investing
   activities                                                 (443,000)           (54,000)            (77,000)
                                                            -----------        -----------         -----------

Cash flows from financing activities:
   Distributions                                            (2,059,000)        (1,757,000)         (2,059,000)
                                                            -----------        -----------         -----------

Net increase (decrease) in cash
   and cash equivalents                                       (105,000)            29,000            (333,000)

Cash and cash equivalents,
   beginning of year                                         1,085,000          1,056,000           1,389,000
                                                            -----------        -----------         -----------

Cash and cash equivalents,
   end of year                                              $  980,000         $1,085,000          $1,056,000
                                                            ===========        ===========         ===========





   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------


NOTES TO FINANCIAL STATEMENTS

(1)     Organization and Operations

        Real Estate Income Partners III, Limited Partnership (the "Partnership") was formed on December 9, 1985, under the laws of the State of Delaware, for the purpose of acquiring and operating specified income-producing retail, commercial and industrial properties. The Partnership acquired its properties for cash. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund I, L.P. ("LF-I"), a California limited partnership and Birtcher Investors, a California limited partnership. Birtcher Investors, or its affiliates, provides day- to-day administration, supervision and management of the Partnership and its properties.

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

        The amendment modifies the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modifies the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%.
        In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1995 and 1994 the portfolio was appraised at an aggregate value of approximately $35,300,000 (unaudited) and $34,292,000 (unaudited), respectively, which includes the Partnership's interest in Cooper Village Partners which was appraised at $3,250,000 (unaudited) and $2,982,000 (unaudited), respectively. The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

        The amendment modifies the Partnership Agreement to eliminate the subordination provisions with respect to future leasing fees. Such fees for future leasing services rendered by the General Partner or its affiliates will be payable by the Partnership on a current basis and will not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount. The amendment eliminates the deferred leasing fees earned by the General Partner or its affiliates (approximately $490,000 as of December 31, 1992) on and after the effective date of the amendment.

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

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

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

        The unpaid 9% Preferential Return to the Limited Partners aggregates $28,818,000 as of December 31, 1995.

        Income or loss for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

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

        Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling the Partnership's properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

        In connection with its consideration of these alternatives, the General Partner has decided to treat its properties as held for sale instead of for investment for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

        Based upon the General Partner's survey of the current marketplace, the General Partner believes, in fact, that in the relatively short term the Partnership's properties could generate sales prices that, in the

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        aggregate, could be materially less than their aggregate appraised values based upon an "Investment Value" appraisal model. The amount of the possible variance between the aggregate appraised values and potential sales prices cannot be reliably estimated at this time, because of the numerous variables that could affect the sales prices, including but not limited to the time frame in which the properties must be sold, method of sale (property-by-property or single transaction), prevailing capitalization rates at which comparable properties are being sold at the time of the Partnership's sales, constantly changing local market conditions and the state of leasing negotiations and capital expenditures for the properties at the time of sale.

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if the General Partner believes factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

        Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner will review their estimates of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position as prior to December 31, 1995 the Partnership had not had any properties held for sale.

        As noted above, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value for each property to its appraised value as of January 1, 1996. If the carrying value of the property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre, and NorthTech had carrying values greater than they had appraised values, and therefore reduced their carrying values by $50,000, $600,000, and $350,000 to $3,802,000, $2,155,000 and
        $13,933,000, respectively.

        Prior to the adoption of FAS 121, provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset was not recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner, considered

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred.

        At December 31, 1994, after evaluation of the Flaircentre, the General Partner estimated a $1,900,000 impairment of value as compared to its respective carrying value.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1995 and 1994, totaled $899,000 and $930,000, respectively.

        Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

        Depreciation

        Through December 31, 1995, depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

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

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                           1995                                        1994

                        GAAP Basis             Tax Basis            GAAP Basis             Tax Basis
                                              (Unaudited)                                 (Unaudited)
- -----------------------------------------------------------------------------------------------------
 Total Assets           $34,850,000           $44,456,000           $37,505,000           $46,939,000
 Total Liabilities      $   448,000           $   448,000           $   391,000           $   391,000


        Following are the differences between Financial Statement and tax return income:


                                                      1995                 1994                  1993
- ------------------------------------------------------------------------------------------------------------
 Net income (loss) per financial Statements         $  (653,000)          $(1,531,000)             $ 478,000

 Adjustment to carrying value of real estate          1,000,000            1,900,000                      -

 Adjustment to carrying value
 of Cooper Village                                      571,000                    -                      -

 Depreciation differences on
 investments in real estate                             (91,000)            (163,000)              (110,000)

 Other                                                   95,000              173,000                101,000
- -----------------------------------------------------------------------------------------------------------
 Taxable income per Federal tax return
 (unaudited)                                        $   922,000          $   379,000              $ 469,000
===========================================================================================================


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

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Significant Customers

        Rental income from International Business Machines, Inc., totaled $0 in 1995, $22,000 in 1994, $639,000 in 1993, or approximately 0%, .5% and
        13%, respectively, of the Partnership's total rental income. In addition, rental income from Penril, Inc., totaled $1,054,000 in 1995 and $1,107,000 in 1994 and $1,070,000 in 1993; or approximately 20%,
        25%, 22% of total rental income for 1995, 1994, and 1993, respectively.

        Estimations

        The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

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

                                                                                  DECEMBER 31,
                                                                         ------------------------------------
                                                                            1995                      1994
                                                                         ------------------------------------
                 Property held for sale (net of
                   valuation allowance of
                   $1,360,000)                                           $6,386,000                $       -
                 Land, Buildings and
                   Equipment (net)                                               -                  7,967,000
                 Cash and Other Assets                                      533,000                   521,000
                                                                         ----------                ----------

                   Total Assets                                          $6,919,000                $8,488,000
                                                                         ==========                ==========
                 Accounts Payable and
                   Accrued Liabilities                                   $  111,000                $   85,000
                 Partners' Capital                                        6,808,000                 8,403,000
                                                                         ----------                ----------

                 Total Liabilities and
                   Partners' Capital                                     $6,919,000                $8,488,000
                                                                         ==========                ==========

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)      Investment in Cooper Village Partners (Cont'd.)

                                                                      YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                               1995              1994              1993
                                                           -------------------------------------------------
         Rental and Other Income                           $ 1,046,000        $1,023,000          $ 989,000
         Operating and Other Expenses                         (498,000)         (428,000)          (466,000)
         Adjustment to Carrying Value
           of Real Estate                                   (1,360,000)                -                  -
         Depreciation and Amortization                        (253,000)         (256,000)          (252,000)
                                                           ------------       -----------         ----------

         Net Income (Loss)                                 $(1,065,000)       $  339,000          $ 271,000
                                                           ============       ===========         ==========

(4)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1995, 1994 and 1993, the Partnership was charged with approximately $151,000, $130,000 and $153,000, respectively, of such expenses. On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreements with an unaffiliated third party. On that date, the General Partner entered into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The contract encompasses terms at least as favorable to the Partnership as the terminated contracts with the unaffiliated third party and is terminable by the Partnership upon 60 days' notice to Birtcher Properties. Fees paid to the General Partner's affiliate for property management services are not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $193,000, $173,000 and $28,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, an affiliate of the General Partner received $100,000, $90,000 and $15,000, respectively, for the years ended December 31, 1995, 1994 and 1993, as reimbursement of costs for on-site property management personnel and other reimbursable costs. In addition to the aforementioned, an affiliate of the General Partner was also paid $37,000, $38,000 and $7,000, related to the Partnership's portion
         (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the years ended December 31, 1995, 1994 and 1993, respectively.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1995, 1994 and 1993, amounted to $240,000, $235,000 and $235,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space. Fees for leasing services for the year ended December 31, 1995, 1994 and 1993, amounted to $24,000, $34,000 and $12,000 respectively. In addition, to the aforementioned, the General Partner was also paid $24,000, $22,000 and $22,000, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners for the

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)      Transactions with Affiliates (Cont'd.)

         years ended December 31, 1995, 1994 and 1993, respectively.

(5)      Commitments and Contingencies

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1995, are properly classified as operating leases for financial reporting purposes.

         Future minimum annual rental income to be received under such leases as of December 31, 1995, is as follows:

                               Year Ending December 31,
                               ------------------------
                                         1996                             $ 3,614,000
                                         1997                               2,835,000
                                         1998                               2,691,000
                                         1999                               2,096,000
                                         2000                                 478,000
                                      Thereafter                            1,070,000
                                                                          -----------
                                                                          $12,784,000
                                                                          ===========

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

(6)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                          ------------------------
                                                            1995           1994
                                                          ------------------------
        Real estate taxes                                 $163,000        $156,000
        Security deposits                                  201,000         161,000
        Accounts payable and other                          84,000          74,000
                                                          --------        --------

                                                          $448,000        $391,000
                                                          ========        ========

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(7)     Allowance for Doubtful Accounts


                                                                     Year Ended December 31,
                                                        -------------------------------------------
                                                         1995            1994               1993
                                                        -------------------------------------------
 Balance at beginning of year                           $     -         $40,000            $34,000
 Additions charged to expense                            30,000               -             40,000

 Write-offs                                             (16,000)        (40,000)           (34,000)
                                                        --------       ---------          ---------
 Balance at end of year                                 $14,000        $      -           $ 40,000
                                                        ========       =========          =========


(8)     Subsequent Events

        On February 28, 1996, the Partnership made an aggregate cash distribution of $631,000 to its Limited Partners.

        In February 1996, the General Partner entered into a contract to sell Flaircentre for $2,300,000. The property is currently in escrow, and closing of the sale is subject to the buyer obtaining financing, a conditional use permit, planning commission approval, and other minor contingencies. Escrow is currently scheduled to close on or before May 29, 1996.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP
                        --------------------------------

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)

   COL. A                COL. C              COL. D                          COL. E                 COL. F      COL. H     COL. I
   ------                ------              ------                          ------                 ------      ------     ------
                                         COSTS CAPITALIZED
                      INITIAL COST          SUBSEQUENT                GROSS AMOUNT AT WHICH
                   TO PARTNERSHIP (C)   TO THE ACQUISITION        CARRIED AT CLOSE OF PERIOD (B)
                   ------------------   ------------------        ------------------------------
                                                                                                  ACCUMULATED
                           BUILDINGS AND                CARRYING          BUILDINGS AND          DEPRECIATION    DATE   DEPRECIABLE
DESCRIPTION (A)      LAND  IMPROVEMENTS  IMPROVEMENTS COSTS (B),(D)  LAND IMPROVEMENTS TOTAL (E)      (E)      ACQUIRED   LIFE (F)
- ---------------------------------------------------------------------------------------------------------------------------------
Creek Edge
  Business Center,
Eden Prairie, MN    $  746    $ 4,435        $  588     $   (50)    $  746   $ 4,973    $ 5,719      $1,917    07/01/86    30 years

The Forum
Wauwatosa, WI        1,109      5,209         1,584      (1,392)       827     5,683      6,510       2,431    08/28/86    30 years

Flaircentre
El Monte, CA         1,551      4,172           357      (2,500)       941     2,639      3,580       1,425    11/14/86    30 years

NorthTech
Gaithersburg, MD     3,285     19,851         1,664      (4,650)     2,684    17,466     20,150       6,217    12/30/86    30 years

Martinazzi Square
Tualatin, OR         1,732      5,199           215        (150)     1,708     5,288      6,996       1,508    12/23/87    30 years
                    ------    -------        ------     --------    ------   -------    -------     -------

TOTAL               $8,423    $38,866        $4,408     $(8,742)    $6,906   $36,049    $42,955     $13,498
                    ======    =======        ======     ========    ======   =======    =======     =======

NOTE:  Columns B and G are either none or are not applicable.

See notes to table on following page.

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO SCHEDULE III

(a) For a description of the properties, see "Item 2. Properties." This schedule does not include the investment in Cooper Village Partners which is accounted for under the equity method of accounting.

(b) At December 31, 1995, the General Partner determined that Creek Edge Business Center, Flaircentre and NorthTech had carrying values greater than they had appraised values less selling costs, and therefore provided a valuation allowance of $1,000,000 against the properties held for sale.

        At December 31, 1994, after evaluation of the Flaircentre, the General Partner estimated a $1,900,000 impairment of value as compared to its respective carrying value.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $50,743,000 as of December 31, 1995. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d) Amounts represent funds received from the sellers subsequent to acquisition under rental agreements for non-occupied space and include adjustments to carrying value of real estate.

(e)                        RECONCILIATION OF REAL ESTATE


                                                                          DECEMBER 31,
                                                      ------------------------------------------------------
                                                          1995                1994                  1993
                                                      ------------------------------------------------------
Balance at beginning of year                          $43,289,000          $44,916,000           $44,601,000
  Additions during the year:
    Improvements                                          666,000              273,000               315,000
  Reductions during the year:
    Adjustment to the carrying
    value of real estate                               (1,000,000)          (1,900,000)                    -
                                                      ------------         ------------          -----------

Balance at end of year                                $42,955,000          $43,289,000           $44,916,000
                                                      ============         ============          ===========

                        REAL ESTATE INCOME PARTNERS III,
                                LIMITED PARTNERSHIP
                        ----------------------------------

NOTES TO SCHEDULE III (Cont'd.)

(e)     (Cont'd)

                   RECONCILIATION OF ACCUMULATED DEPRECIATION



                                                                        DECEMBER 31,
                                                       -------------------------------------------------
                                                         1995               1994                1993
                                                       -------------------------------------------------
Balance at beginning of year                           $11,955,000        $10,494,000        $ 8,944,000
Depreciation expense                                     1,543,000          1,461,000          1,550,000
                                                       -----------        -----------        -----------

Balance at end of year                                 $13,498,000        $11,955,000        $10,494,000
                                                       ===========        ===========        ===========


(f) Through December 31, 1995, depreciation expense was computed based upon the following estimated useful lives:

                                                                  Years
                                                                ---------
                         Buildings                                 30
                         Building improvements                   3 to 30

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                        ----------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To Damson/Birtcher Realty Income Fund-II, Limited Partnership and
Real Estate Income Partners III, Limited Partnership as
General Partners of Cooper Village Partners:




We have audited the financial statements of Cooper Village Partners, a general partnership, as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cooper Village Partners as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995, Cooper Village Partners adopted Statement of Financial Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                        KPMG PEAT MARWICK LLP




Orange County, California
March 28, 1996

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

                                 BALANCE SHEETS
                                 --------------



                                                                                   DECEMBER 31,
                                                                         ------------------------------------
                                                                            1995                      1994
                                                                         ------------------------------------
ASSETS
- ------

Property held for sale (net of valuation
  allowance of $1,360,000)                                               $ 6,386,000              $         -
                                                                         -----------              -----------
Investments in real estate, net:
   Land                                                                            -                2,748,000
   Buildings and improvements                                                      -                6,754,000
                                                                         -----------              -----------
                                                                                   -                9,502,000

   Less accumulated depreciation                                                   -               (1,535,000)
                                                                         -----------              -----------
                                                                                   -                7,967,000

Cash and cash equivalents                                                    408,000                  400,000
Accounts receivable                                                           45,000                   37,000
Accrued rent receivable                                                       57,000                   61,000
Prepaid expenses and other assets, net                                        23,000                   23,000
                                                                         -----------              -----------

                                                                         $ 6,919,000              $ 8,488,000
                                                                         ===========              ===========
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                                 $   111,000              $    85,000
                                                                         -----------              -----------


Partners' capital                                                          6,808,000                8,403,000
                                                                         -----------              -----------

Commitments and contingencies                                                      -                        -
                                                                         -----------              -----------

                                                                         $ 6,919,000              $ 8,488,000
                                                                         ===========              ===========





   The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                           1995                 1994                  1993
                                                        ------------------------------------------------------
REVENUES:
   Rental income                                         $1,025,000           $1,010,000            $  971,000
   Interest and other income                                 21,000               13,000                18,000
                                                         -----------          ----------            ----------

     Total revenues                                       1,046,000            1,023,000               989,000
                                                         -----------          ----------            ----------


EXPENSES:
   Operating expenses                                       296,000              284,000                316,000
   Real estate taxes                                        136,000               85,000                86,000
   Depreciation and amortization                            253,000              256,000                252,000
  Adjustment to carrying value of
    real estate                                           1,360,000                    -                     -
   General and administrative                                66,000               59,000                64,000
                                                        ------------          ----------            ----------

     Total expenses                                       2,111,000              684,000               718,000
                                                        ------------          ----------            ----------

NET INCOME (LOSS)                                       $(1,065,000)          $  339,000            $  271,000
                                                        ============          ==========            ==========





   The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------



                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                        1995, 1994 AND 1993

                                                      GENERAL                  GENERAL
                                                      PARTNER                  PARTNER              TOTAL
                                                  DAMSON/BIRTCHER            REAL ESTATE
                                                   REALTY INCOME                INCOME
                                                      FUND II                PARTNERS III
                                                  -----------------------------------------------------------
Balance, December 31, 1992                           $5,095,000               $3,787,000           $8,882,000

   Net income                                           157,000                  114,000              271,000
   Distributions                                       (330,000)                (238,000)             (568,000)
                                                     -----------             ------------          ------------


Balance, December 31, 1993                            4,922,000                3,663,000            8,585,000

  Net income                                            197,000                  142,000              339,000
  Distributions                                        (302,000)                (219,000)             (521,000)
                                                     -----------             ------------          ------------


Balance, December 31, 1994                            4,817,000                3,586,000            8,403,000

   Net loss                                            (618,000)                (447,000)           (1,065,000)
   Distribution                                        (307,000)                (223,000)             (530,000)
                                                     -----------             ------------          ------------


Balance, December 31, 1995                           $3,892,000              $ 2,916,000           $6,808,000
                                                     ===========             ============          ===========





   The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                               1995                1994               1993
                                                          ---------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                         $(1,065,000)       $   339,000         $    271,000
Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
     Depreciation and amortization                             253,000           256,000              252,000
    Adjustment to carrying value of
       real estate                                           1,360,000                 -                    -

Changes in:
   Accounts receivable                                          (8,000)            2,000               67,000
   Accrued rent receivable                                       4,000                 -                4,000
   Prepaid expenses and other assets                           (10,000)           (1,000)              (8,000)
   Accounts payable and accrued
     liabilities                                                26,000             6,000              (22,000)
                                                          -------------       -----------         ------------
Net cash provided by operating
   activities                                                  560,000           602,000              564,000

Cash flows from investing activities:
   Investments in real estate                                  (22,000)          (70,000)            (105,000)

Cash flows from financing activities:
   Distributions                                              (530,000)         (521,000)            (568,000)
                                                          -------------       -----------         ------------

Net increase (decrease) in cash and
   cash equivalents                                              8,000            11,000             (109,000)

Cash and cash equivalents,
  beginning of year                                            400,000           389,000              498,000
                                                          -------------       -----------         ------------

Cash and cash equivalents,
  end of year                                             $    408,000        $  400,000          $   389,000
                                                          =============       ===========         ============





   The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

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

        Over the past year, the General Partners have examined several alternative methods to achieve their goal of selling their properties and ultimately liquidating at the earliest practicable time consistent with achieving reasonable value for their Limited Partners' investment. As explained in the General Partners' May 5, 1993 Information Statements, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partners may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partners have had preliminary discussions regarding disposition, in whole or in part, of their properties with various potential purchasers of some or all of the Partnership's portfolio.

        In connection with their consideration of these alternatives, the General Partners have decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see
        Note 2), the carrying value of the Partnership's property was evaluated to ensure it was carried on the Partnership's balance sheet at the lower of cost or fair value less selling costs. The General Partners estimated fair value for this purpose was based on an appraisal performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

        Based upon the General Partners' survey of the current marketplace, the General Partners believe, in fact, that in the relatively short term the Partnership's property could generate a sales price that could be materially less than its appraised value based upon an "Investment Value" appraisal model. The amount of the possible variance between the appraised value and potential sales price cannot be reliably estimated at this time, because of the numerous variables that could affect the sales price, including but not limited to the time frame in which the property must be sold, method of sale, prevailing capitalization rates at which comparable properties are being sold at the time of the Partnership's sale, constantly changing local market conditions and the state of leasing negotiations and capital expenditures for the property at the time of sale.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

NOTES TO FINANCIAL STATEMENTS

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if the General Partners believe factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

        Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partners will review their estimate of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partners adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position as prior to December 31, 1995 the Partnership had not had any property held for sale.

        As of December 31, 1995 the General Partners decided to account for the Partnership's property as an asset held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partners compared the carrying value of the property to its appraised value as of January 1, 1996. The carrying value of the property and certain related assets was greater than its appraised value, less selling costs, and the General Partners reduced the carrying value of the property by the difference of $1,360,000.

        Prior to the adoption of FAS 121, provision was made for impairment loss if the General Partners determined that the carrying amount of the Partnership's investment in a real estate asset was not recoverable. The General Partners obtained a third party appraisal on the Partnership's property as required by the Partnership Agreement. If this appraisal indicated that the Partnership's property had a market value below its then-current carrying value, the General Partners considered the appraisal and analyzed the current and anticipated market conditions of the respective property and determined if an impairment had occurred.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1995 and 1994, totaled $407,000 and $392,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

        Depreciation

        Through December 31, 1995, depreciation expense was computed using the straight-line method. Rates

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

NOTES TO FINANCIAL STATEMENTS

2)      Summary of Significant Accounting Policies (Cont'd.)

        Depreciation (Cont'd.)

        used in the determination of depreciation were based upon the following estimated useful lives:

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

        Estimations

        The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Income Taxes

        Income taxes are not levied at the Partnership level, therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

NOTES TO FINANCIAL STATEMENTS

2)      Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                           1995                                        1994

                        GAAP Basis             Tax Basis            GAAP Basis             Tax Basis
                                              (Unaudited)                                 (Unaudited)
- -----------------------------------------------------------------------------------------------------
 Total Assets           $ 6,919,000           $ 8,279,000           $ 8,488,000           $ 8,488,000
 Total Liabilities      $   111,000           $   111,000           $    85,000           $    85,000


        Following are the differences between Financial Statement and tax return income:


                                                       1995                 1994                 1993
- ------------------------------------------------------------------------------------------------------------
 Net income (loss) per Financial Statements          $(1,065,000)         $  339,000             $  271,000

 Depreciation differences on investments in
 real estate                                         $    25,000              26,000                 23,000

 Adjustment to carrying value of real
 estate                                              $ 1,360,000                   -                      -



 Other                                                     4,000             (13,000)               (12,000)
- -------------------------------------------------------------------------------------------------------------
 Taxable income per Federal tax return
 (unaudited)                                         $   324,000          $  352,000             $  282,000
=============================================================================================================

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1995, 1994 and 1993, the Partnership was charged with approximately $0, $0 and $1,000, respectively, of such expenses.

        On November 1, 1993, the Partnership elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the Partnership entered into a new property management agreement with Birtcher Properties. The contract encompasses terms at least as favorable to the Partnership as the terminated contract with the unaffiliated third party, and is terminable by the Partnership upon 60 days' notice to Birtcher Properties. Fees paid to Birtcher Properties for services were not to exceed 6% of the gross receipts from the properties under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $52,000 in 1995, $52,000 in 1994 and $10,000 in 1993. In addition, Birtcher Properties received $33,000 in 1995, $32,000 in 1994 and $5,000 in 1993, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

        The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .75% of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1995, 1994 and 1993, amounted to $58,000, $53,000 and $53,000, respectively. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to Birtcher Properties or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1995, 1994 and 1993, amounted to $2,000, $5,000 and $1,000, respectively.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)     Commitments and Contingencies

        Litigation

        The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partners' belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1995, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1995, are as follows:

                    Year Ending December 31,
                    ------------------------
                                  1996                                     $  693,000
                                  1997                                        552,000
                                  1998                                        437,000
                                  1999                                        367,000
                                  2000                                        325,000
                                  Thereafter                                1,830,000
                                                                           ----------
                                                                           $4,204,000
                                                                           ==========


        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(5)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                           --------------------------
                                                             1995              1994
                                                           --------------------------
        Real estate taxes                                  $68,000            $43,000
        Accounts payable and other                           8,000              8,000
        Security deposits                                   35,000             34,000
                                                          --------            -------

                                                          $111,000            $85,000
                                                          ========            =======


(6)     Allowance for Doubtful Accounts


                                                            1995               1994              1993
                                                          ---------------------------------------------
        Balance at beginning of year                      $      -           $13,000           $ 30,000
        Additions charged to expense                             -                 -                  -
        Write-offs                                               -           (13,000)           (17,000)
                                                          --------           --------          ---------

        Balance at end of year                            $      -           $     -           $ 13,000
                                                          ========           ========          =========

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(7)     Subsequent Events

        On March 8, 1996, the Partnership made an aggregate cash distribution of $140,000 to its General Partners.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)



   COL. A                COL. C              COL. D                          COL. E                 COL. F     COL. H     COL. I
   ------                ------              ------                          ------                 ------     ------     ------
                                         COSTS CAPITALIZED
                      INITIAL COST          SUBSEQUENT                GROSS AMOUNT AT WHICH
                   TO PARTNERSHIP (C)   TO THE ACQUISITION        CARRIED AT CLOSE OF PERIOD (B)
                   ------------------   ------------------        ------------------------------
                           BUILDINGS AND                CARRYING          BUILDINGS AND         ACCUMULATED     DATE   DEPRECIABLE
DESCRIPTION (A)      LAND  IMPROVEMENTS  IMPROVEMENTS   COSTS (b)  LAND   IMPROVEMENTS   TOTAL  DEPRECIATION  ACQUIRED   LIFE (F)
- ----------------------------------------------------------------------------------------------------------------------------------
Cooper Village
  Shopping Center   $2,756    $ 6,430       $715        $(1,737)  $2,748    $ 5,416     $8,164     $1,778   12/30/87 and  30 years
                                                                                                            12/30/88

                    ------    -------       ----        --------   ------    -------     ------     ------
TOTAL               $2,756    $ 6,430       $715        $(1,737)   $2,748    $ 5,416     $8,164     $1,778
                    ======    =======       ====        ========   ======    =======     ======     ======


NOTE:  Columns B and G are either none or are not applicable.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)
                            -----------------------

NOTES TO SCHEDULE III

(a)     For a description of the property, see "Item 2.  Properties."

(b) At December 31, 1995, the General Partner determined that the Partnership property had a carrying value greater than its appraised value and therefore provided a valuation allowance of $1,360,000 against the property held for sale.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments and Equity Properties Inc.

(d) Through December 31, 1995, depreciation was computed based upon the following estimated useful lives.


                                                               Years
                                                               ------
                 Buildings                                       30
                 Building Improvements                         3 to 30

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

            -    Richard G. Wollack, Chairman of the Board
            -    Brent R. Donaldson, President
            -    Deborah M. Richard, Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

            -    Ronald E. Birtcher, Co-Chairman of the Board
            -    Arthur B. Birtcher, Co-Chairman of the Board
            -    Robert M. Anderson, Executive Director

Item 11.         EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1995.

                                                                           YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                 1995                1994                1993
                                                               ------------------------------------------------
General Partner's 1% share of
  distributable cash                                           $ 21,000            $ 18,000            $ 21,000
Asset management fees                                           240,000             235,000             235,000
Property management fees(1)                                     193,000             173,000              28,000
Leasing fees                                                     24,000              34,000              12,000
Property management expense
  reimbursements(1)                                             100,000              90,000              15,000
Other expense reimbursements                                    151,000             130,000             153,000
                                                               --------            --------            --------

TOTAL                                                          $729,000            $680,000            $464,000
                                                               ========            ========            ========

- --------------------
(1) The General Partner did not provide property management services to the Partnership's properties from November 1, 1991 through October 31, 1993 and, consequently, the General Partner did not receive any similar compensation during the first ten months of 1993.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

b)      Reports on Form 8-K:

        None.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                                   SIGNATURES
                                   ----------


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

                                      By:  BIRTCHER LIMITED,
                                           a California limited partnership,
                                           General Partner of Birtcher
                                           Investments

                                           By:  BREICORP,
                                                a California corporation,
                                                formerly known as Birtcher
                                                Real Estate Inc., General
                                                Partner of Birtcher Limited

Date:     March 30, 1996                        By:  /s/Robert M. Anderson
                                                     -------------------------------
                                                     Robert M. Anderson
                                                     Executive Director
                                                     BREICORP

                            By: LF Special Fund I, L.P.,
                                a California limited partnership

                                By:  Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General Partner of LF
                                     Special Fund I, L.P.

Date:     March 30, 1996             By:  /s/ Brent R. Donaldson
                                          -----------------------------------------
                                          Brent R. Donaldson
                                          President
                                          Liquidity Fund Asset Management, Inc.


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

      Signature                                  Capacity                                 Date
      ---------                                  --------                                 ----
/s/ Arthur B. Birtcher                    Co-Chairman of the Board -                 March 30, 1996
- ----------------------                    BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                    Co-Chairman of the Board -                 March 30, 1996
- ----------------------                    BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                    Chairman of Liquidity Fund                 March 30, 1996
- ----------------------                    Asset Management, Inc.
Richard G. Wollack