Form 10-Q
period 1996-03-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1996-05-14
CIK 785566

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1996
                  --------------------------------------------------------------

Commission file number    0-16027
                       ---------------------------------------------------------



             REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                             13-3341425
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


   27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
- --------------------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)


                                  (714) 643-7700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                         QUARTERLY REPORT ON FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                     INDEX


                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets -
           March 31, 1996 (Unaudited) and December 31, 1995 . . . . . . .    3

           Statements of Operations (Unaudited) -
           Three Months Ended March 31, 1996 and 1995 . . . . . . . . . .    4

           Statements of Cash Flows (Unaudited) -
           Three Months Ended March 31, 1996 and 1995 . . . . . . . . . .    5

           Notes to Financial Statements (Unaudited)  . . . . . . . . . .    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . .    9


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .   14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                             --------------------

                                                          March 31,         December 31,
                                                            1996                1995
                                                         -----------        ------------
                                                         (Unaudited)          (Note)
ASSETS
- ------

Properties held for sale (net of valuation
   allowance of $1,166,000 in 1996 and
   $1,000,000 in 1995)                                  $29,295,000        $29,457,000

Investment in Cooper Village Partners                     2,970,000          2,916,000
Cash and cash equivalents                                 1,031,000            980,000
Accounts receivable (net of allowance for
   doubtful accounts of $14,000 in 1995)                     34,000             71,000
Accrued rent receivable                                     779,000            799,000
Prepaid expenses and other assets                           568,000            627,000
                                                        -----------        -----------
                                                        $34,677,000        $34,850,000
                                                        ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                $   433,000        $   448,000
                                                        -----------        -----------

Partners' capital (deficit):

   Limited Partners                                      34,450,000         34,607,000
   General Partner                                         (206,000)          (205,000)
                                                        -----------        -----------
                                                         34,244,000         34,402,000

Commitments and contingencies                                     -                  -
                                                        -----------        -----------
                                                        $34,677,000        $34,850,000
                                                        ===========        ===========


Note: The balance sheet at December 31, 1995 has been prepared from the audited financial statements as of that date.





The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             -------------------

                                          Three Months Ended March 31,
                                          ----------------------------
                                             1996              1995
                                          ----------        ----------
REVENUES
- --------

Rental income                             $1,220,000        $1,262,000
Interest income                               13,000            15,000
                                          ----------        ----------
   Total revenues                          1,233,000         1,277,000
                                          ----------        ----------
EXPENSES
- --------

Operating expenses                           300,000           310,000
Real estate taxes                            176,000           182,000
Depreciation and amortization                 33,000           398,000
General and administrative                   192,000           198,000
Adjustment to carrying value of
   real estate                               166,000                 -
                                          ----------        ----------
   Total expenses                            867,000         1,088,000
                                          ----------        ----------
Income before equity in earnings             366,000           189,000

Equity in earnings of Cooper
  Village Partners                           113,000            31,000
                                          ----------        ----------
NET INCOME                                $  479,000        $  220,000
                                          ==========        ==========

NET INCOME ALLOCABLE TO:

   General Partner                        $    5,000        $    2,000
                                          ==========        ==========
   Limited Partners                       $  474,000        $  218,000
                                          ==========        ==========





The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             --------------------

                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                             1996            1995
                                                          ----------      ----------
Cash flows from operating activities:

   Net income                                             $  479,000      $  220,000

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                              33,000         398,000
   Equity in earnings of Cooper Village
     Partners                                               (113,000)        (31,000)
   Adjustment to carrying value of real estate               166,000               -

Changes in:

   Addition to properties held for sale                       (4,000)              -
   Accounts receivable                                        37,000         (35,000)
   Prepaid expenses and other assets                          26,000         (44,000)
   Accrued rent receivable                                    20,000          (8,000)
   Accounts payable and accrued liabilities                  (15,000)         94,000
                                                          ----------      ----------
Net cash provided by operating activities                    629,000         594,000

Cash flows from investing activities:

   Investments in real estate                                      -         (47,000)
   Distributions received from
    Cooper Village Partners                                   59,000          55,000
                                                          ----------      ----------
Net cash provided by investing activities                     59,000           8,000

Cash flows from financing activities:

   Distributions                                            (637,000)       (412,000)
                                                          ----------      ----------
Net cash used in financing activities                       (637,000)       (412,000)

Net increase in cash and cash equivalents                     51,000         190,000

Cash and cash equivalents, beginning of
   period                                                    980,000       1,085,000
                                                          ----------      ----------
Cash and cash equivalents, end of period                  $1,031,000      $1,275,000
                                                          ==========      ==========





The accompanying notes are an integral part of these financial statements.

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Real Estate Income Partners III, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner will review its estimates of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position, as prior to December 31, 1995, the Partnership had not had any properties held for sale.

         As noted above, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of the property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre and NorthTech had carrying values greater than they had appraised values, and therefore reduced their carrying values by $50,000, $600,000 and $350,000 to $3,802,000, $2,155,000 and
         $13,933,000, respectively.

         During the first quarter of 1996, the Partnership incurred $166,000 in leasing commissions and other related assets at Creek Edge. Since these expenditures had already been anticipated by the Partnership in 1995 and taken into account in the third-party appraisals that form the basis of the General Partner's estimate of the fair market value of the Partnership's portfolio as of December 31, 1995, the General Partner did not change its estimate of the fair market value of the portfolio as of March 31, 1996.

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1996 and 1995, the Partnership incurred approximately
         $35,000 and $41,000, respectively, of such expenses.

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

         Transactions with Affiliates (Cont'd.)

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $49,000 and $47,000, respectively, for the three months ended March 31, 1996 and 1995. In addition, an affiliate of the General Partner received $17,000 and $24,000 for the three months ended March 31, 1996 and 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

         As previously reported, on June 24, 1993, the Partnership completed its solicitation of written consent from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1996 and 1995, amounted to $58,000 and $60,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 1996 and 1995, amounted to $26,000 and $23,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $16,000 and $15,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1996 and 1995, respectively.

(3)      Commitments and Contingencies

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

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resource

         Since completion of its acquisition program in December 1988, the Partnership has been engaged primarily in the operation of its properties. The Partnership's objective has been to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is and will be provided principally from the operation of the Partnership's properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain sale or financing proceeds for distribution to the Partners.

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

         The General Partner has renewed and expanded Apertus Technologies at Creek Edge. The lease encompasses 76,297 square feet and will require approximately $722,000 in tenant improvements and leasing commissions. Payment of such expenses will reduce the Partnership's distribution for the next two quarters.

         Distributions through March 31, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment by capital reserves, after payment for capital improvements to the Partnership's properties and providing for capital reserves.

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

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandated, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

         Given that mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals and over three years in connection with the January 1996 appraisals.

         Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1996 to be $33,857,000, or $5,329 per $10,000 original investor subscription.

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

         In connection with its consideration of these alternatives, the General Partner has decided to treat its properties as held for sale instead of for investment for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the carrying value of

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

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

         Results of Operations for the Three Months Ended March 31, 1996 Compared With the Three Months Ended March 31, 1995

         The decrease in rental income for the three months ended March 31, 1996 as compared to the corresponding period in 1995, was primarily attributable to the following factors: 1) at Creek Edge, Computer Data Products, Inc. terminated its lease upon expiration in August 1995 and Soultronix terminated its lease prior to scheduled termination in September 1995, which resulted in a $43,000 decrease in revenue in 1996; 2) at the Forum, operating expense recoveries decreased by $39,000 in 1996 when compared to 1995; 3) at Flaircentre, termination of the American Personnel lease in late 1995 resulted in a $24,000 decrease in revenue. The aforementioned decreases were partially offset by a $74,000 increase in revenue at NorthTech which was primarily a result of the commencement of International Data Products' lease effective March 1, 1995.

         Interest income resulted from the temporary investment of Partnership working capital. The decrease for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was attributable to a lower rate-of-return on short-term investments achieved during 1996.

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 1996 Compared With the Three Months Ended March 31, 1995 (Cont'd.)

         The decrease in operating expenses for the three months ended March 31, 1996, as compared to 1995, was primarily attributable to a decrease in space planning and janitorial expenses at NorthTech.

         The decrease in real estate taxes for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was primarily the result of a lower tax assessment at NorthTech.

         The decrease in depreciation and amortization for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was attributable to the adoption of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets or Long-Lived Assets to Be Disposed Of." As previously reported, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, which are no longer depreciated.

         The Partnership adjusted the carrying value of the portfolio by $166,000, which is the amount spent on leasing commissions and other related assets for Creek Edge Business Center.

         The increase in equity in earnings of Cooper Village Partners for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was primarily attributable to the Partnership's portion (42%) of a $127,000 lease termination settlement fee collected from Boston Store in March 1996.

         General and administrative expenses for the three months ended March 31, 1996 and 1995, included charges of $119,000 and $124,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1996 and 1995, are direct charges of $73,000 and $74,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 1996 Compared With the Three Months Ended March 31, 1995 (Cont'd.)

         The decrease in general and administrative expenses for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in general and administrative wages in 1996.

         In February 1996, the General Partner entered into a contract to sell Flaircentre for $2,300,000. The property is currently in escrow and closing of the sale is subject to the buyer obtaining financing, a conditional use permit, planning commission approval and other minor contingencies. Escrow is currently scheduled to close on or before May 29, 1996.

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 None filed in quarter ended March 31, 1996.

         REAL ESTATE INCOME PARTNERS INCOME III, LIMITED PARTNERSHIP


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

                                   By: BIRTCHER LIMITED,
                                       a California limited partnership,
                                       General Partner of Birtcher Investments

                                       By: BREICORP,
                                           a California corporation,
                                           formerly known as Birtcher
                                           Real Estate Inc., General
                                           Partner of Birtcher Limited


Date:    May 13, 1996                      By: /s/ ROBERT M. ANDERSON
                                               --------------------------------
                                                   Robert M. Anderson
                                                   Executive Director
                                                   BREICORP


                               By: LF Special Fund I, L.P.,
                                   a California limited partnership

                                   By: Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General
                                       Partner of LF Special Fund I, L.P.


Date:    May 13, 1996                  By: /s/ BRENT R. DONALDSON
                                           ------------------------------------
                                               Brent R. Donaldson
                                               President
                                               Liquidity Fund Asset
                                               Management, Inc.