Form 10-Q
period 1996-06-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1996-08-13
CIK 785566

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended        June 30, 1996
                   -----------------------------------------------------------

Commission file number      0-16027
                        ------------------------------------------------------



             REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                              13-3341425
- ------------------------------------------------------------------------------
            (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)              Identification No.)


27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
- ------------------------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)


                                (714) 643-7700
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X      No
                                   -----        -----

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996


                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 June 30, 1996 (Unaudited) and December 31, 1995  . . . . . . . . . . . . .          3

                 Statements of Operations (Unaudited) -
                 Three and Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . .          4

                 Statements of Cash Flows (Unaudited) -
                 Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . .          5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . .          6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . .          9


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                                         June 30,             December 31,
                                                                          1996                    1995
                                                                     -------------            ------------
                                                                       (Unaudited)               (Note)
ASSETS
- ------

Properties held for sale (net of valuation
   allowance of $594,000 in 1996 and
   $1,000,000 in 1995)                                                $27,161,000              $29,457,000

Investment in Cooper Village Partners                                   2,940,000                2,916,000
Cash and cash equivalents                                                 937,000                  980,000
Accounts receivable (net of allowance for
  doubtful accounts of $8,000 in 1996 and
  $14,000 in 1995)                                                         68,000                   71,000
Accrued rent receivable                                                   775,000                  799,000
Prepaid expenses and other assets                                         510,000                  627,000
                                                                      -----------              -----------

                                                                      $32,391,000              $34,850,000
                                                                      ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                              $   354,000              $   448,000
                                                                      -----------              -----------

Partners' capital (deficit):

   Limited Partners                                                    32,265,000               34,607,000
   General Partner                                                       (228,000)                (205,000)
                                                                      -----------              -----------
                                                                       32,037,000               34,402,000

Commitments and contingencies                                                   -                        -
                                                                      -----------              -----------

                                                                      $32,391,000              $34,850,000
                                                                      ===========              ===========


Note: The balance sheet at December 31, 1995 has been prepared from the audited financial statements as of that date.




The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                        Six Months Ended
                                                     June 30                                  June 30
                                          -------------------------------          ------------------------------
                                              1996                1995                1996               1995
                                          -----------         -----------          -----------        -----------
REVENUES
- --------

Rental income                             $1,174,000           $1,303,000           $2,395,000         $2,565,000
Interest income                               16,000               14,000               29,000             29,000
Gain/(loss) on disposition
  of assets                                  (13,000)                   -              (13,000)                 -
                                          ----------           ----------           ----------         ----------

  Total revenues                           1,177,000            1,317,000            2,411,000          2,594,000
                                          ----------           ----------           ----------         ----------

EXPENSES
- --------

Operating expenses                           285,000              307,000              585,000            617,000
Real estate taxes                            124,000              180,000              300,000            362,000
Depreciation and amortization                 33,000              399,000               66,000            797,000
General and administrative                   176,000              190,000              369,000            388,000
Adjustment to carrying value
  of real estate                              28,000                    -              194,000                  -
                                          ----------           ----------           ----------         ----------

  Total Expenses                             646,000            1,076,000            1,514,000          2,164,000
                                          ----------           ----------           ----------         ----------

Income before equity in earnings             531,000              241,000              897,000            430,000

Equity in earnings of Cooper
  Village Partners                            45,000               29,000              158,000             60,000
                                          ----------           ----------           ----------         ----------

NET INCOME                                $  576,000           $  270,000           $1,055,000         $  490,000
                                          ==========           ==========           ==========         ==========

NET INCOME ALLOCABLE TO:

  General Partner                         $    6,000           $    3,000           $   11,000         $    5,000
                                          ==========           ==========           ==========         ==========

  Limited Partners                        $  570,000           $  267,000           $1,044,000         $  485,000
                                          ==========           ==========           ==========         ==========





The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended June 30,
                                                                 -------------------------------
                                                                     1996               1995
                                                                 ------------        -----------
Cash flows from operating activities:

   Net income                                                    $ 1,055,000         $  490,000

Adjustments to reconcile net income to
  net cash provided by operating activities:

   Depreciation and amortization                                      66,000            797,000
   Equity in earnings of Cooper Village Partners                    (158,000)           (60,000)
   Adjustment to carrying value of real estate                       194,000                  -
   Loss on disposition of assets                                      13,000                  -

Changes in:

   Addition to properties held for sale                              (64,000)                 -
   Accounts receivable                                                 3,000            (42,000)
   Prepaid expenses and other assets                                  51,000             84,000
   Accrued rent receivable                                            24,000            (54,000)
   Accounts payable and accrued liabilities                          (94,000)           (49,000)
                                                                 -----------         ----------
Net cash provided by operating activities                          1,090,000          1,166,000

Cash flows from investing activities:

   Investments in real estate                                      2,153,000           (195,000)
   Distributions received from
     Cooper Village Partners                                         134,000            109,000
                                                                 -----------         ----------
Net cash provided by (used in) investing
  activities                                                       2,287,000            (86,000)

Cash flows from financing activities:

   Distributions                                                  (3,420,000)          (862,000)
                                                                 -----------         ----------
Net cash used in financing activities                             (3,420,000)          (862,000)

Net (decrease) increase in cash and
  cash equivalents                                                   (43,000)           218,000

Cash and cash equivalents, beginning of period                       980,000          1,085,000
                                                                 -----------         ----------

Cash and cash equivalents, end of period                         $   937,000         $1,303,000
                                                                 ===========         ==========





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

         For the six months ended June 30, 1996, the Partnership incurred $206,000 in tenant and building improvements and leasing commissions at Creek Edge and the Forum. Since these expenditures had already been anticipated by the Partnership in 1995 and taken into account in the third-party appraisals that form the basis of the General Partner's estimate of the fair market value of the Partnership's portfolio as of December 31, 1995, the General Partner did not change its estimate of the fair market value of the portfolio as of June 30, 1996.

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1996 and 1995, the Partnership incurred approximately $32,000 and $43,000, respectively, of such expenses. For the six months ended June 30, 1996 and 1995, such payments were $67,000 and $84,000 respectively.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)


         Transactions with Affiliates Cont'd.
         ----------------------------

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $44,000 and $45,000, respectively, for the three months ended June 30, 1996 and 1995, respectively, and $93,000 and $92,000 for the six months ended June 30, 1996 and 1995, respectively. In addition, an affiliate of the General Partner received $15,000 and $27,000 for the three months ended June 30, 1996 and 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months ended June 30, 1996 and 1995, such payments were $32,000 and $51,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the six months ended June 30, 1996 and 1995, amounted to $116,000 and $120,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the six months ended June 30, 1996 and 1995, amounted to $26,000 and $23,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $14,000 and $16,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, such cost were $31,000 and $31,000 respectively.

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

         Regular distributions through June 30, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. In June 1996, the Partnership made a special distribution of substantially all of the net proceeds of the sale of Flaircentre. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment by capital reserves, after payment for capital improvements to the Partnership's properties and providing for capital reserves.

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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         In connection with its consideration of these alternatives, the General Partner has decided to treat its properties as held for sale instead of for investment for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

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

         On June 4, 1996, the Partnership sold Flaircentre, a complex composed of 11, one-story office buildings located on 3.7 acres of land in El Monte, California, to The Evangelical Formosan Church, a California corporation. The sale price was $2,300,000. Net proceeds of the sale to the Partnership, after payment of commissions and closing costs, were approximately $2,153,000. The General Partner was not paid a commission or disposition fee as part of this transaction.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


         Results of Operations for the Three Months Ended June 30, 1996 Compared With the Three Months Ended June 30, 1995 and for the Six Months Ended June 30, 1996 Compared With the Six Months Ended
         June 30, 1995
         ------------------------------------------------------------------

         The decrease in revenue for the three months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the sale of Flaircentre on June 4, 1996, which resulted in a $62,000 decrease in revenue in 1996. In addition, at the Forum, operating expense recoveries decreased by $56,000, primarily because of lower property taxes and the resultant 1995 reconciliation of operating expense recoveries during the second quarter of 1996, including a $39,000 refund for a tenant overpayment.

         The decrease in revenue for the six months ended June 30, 1996 as compared to the corresponding period in 1995 was attributable to the following factors: At Flaircentre, revenue decreased by $84,000, primarily because of lower occupancy and the sale of the property on June 4, 1996; at the Forum, operating expense recoveries decreased by $95,000; at Creek Edge, revenue decreased by $51,000, primarily because Computer Data Products, Inc., lease expired in August 1995 and was not renewed, and Soultronix terminated it's lease prior to scheduled expiration in September 1995. The aforementioned decrease was partially offset by increased revenue at Northtech ($82,000), primarily a result of the commencement of International Data Products' lease effective March 1, 1995.

         Interest income resulted from the temporary investment of Partnership working capital. For the six months ended June 30, 1996, interest income was generally comparable to the same period in 1995.

         The decrease in operating expenses for the three months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in operating expenses at Flaircentre due to the sale of the property on June 4, 1996 ($12,000). In addition, at Northtech legal and professional services decreased by $10,000 in 1996.

         The decrease in operating expenses for the six months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in space planning, on-site wages, legal fees and HVAC repairs and maintenance at Northtech ($37,000).

         The decrease in real estate taxes for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995, was primarily attributable to a decrease in real estate tax expense at Flaircentre due to sale of the property on June 4, 1996. In addition, at Northtech a successful real estate tax appeal resulted in a $44,000 refund during the second quarter of 1996.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 1996 Compared With the Three Months Ended June 30, 1995 and for the Six Months Ended June 30, 1996 Compared With the Six Months Ended
         June 30, 1995 (Cont'd.)
         ------------------------------------------------------------------

         The decrease in depreciation and amortization for the three and six months ended June 30, 1996, as compared to the corresponding period in 1995, was attributable to the adoption of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets or Long-Lived Assets to Be Disposed Of." As previously reported, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, which are no longer depreciated.

         The Partnership adjusted the carrying value of the portfolio by $194,000, which is the amount spent on leasing commissions and other related assets for Creek Edge Business Center.

         The increase in equity in earnings of Cooper Village Partners for the six months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the Partnership's portion (42%) of a $127,000 lease termination settlement fee collected from Boston Store in March 1996.

         General and administrative expenses for the six months ended June 30, 1996 and 1995, included charges of $209,000 and $227,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the six months ended June 30, 1996 and 1995, are direct charges of $160,000 and $161,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995, was primarily attributable to a decrease in general and administrative wages, asset management fees and appraisal fees.

         On June 4, 1996, the Partnership sold Flaircentre, a complex composed of 11, one-story office buildings located on 3.7 acres of land in El Monte, California, to The Evangelical Formosan Church, a California corporation. The sale price was $2,300,000. Net proceeds of the sale to the Partnership, after payment of commissions and closing costs, were approximately $2,153,000. The General Partner was not paid a commission or disposition fee as part of this transaction.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 Report on form 8-K dated June 7, 1996, regarding the sale of Flaircentre, a complex composed of 11 one-story office buildings located on 3.7 acres of land in El Monte, California for $2,300,000.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                REAL ESTATE INCOME PARTNERS III
                                                LIMITED PARTNERSHIP


By:  BIRTCHER/LIQUIDITY PROPERTIES              By:   BIRTCHER INVESTORS,
     (General Partner)                                a California limited partnership

                                                      By:   BIRTCHER INVESTMENTS,
                                                            a California general partnership,
                                                            General Partner of Birtcher Investors

                                                            By:    BIRTCHER LIMITED,
                                                                   a California limited partnership,
                                                                   General Partner of Birtcher Investments

                                                                   By:   BREICORP,
                                                                         a California corporation,
                                                                         formerly known as Birtcher
                                                                         Real Estate Inc., General
                                                                         Partner of Birtcher Limited

Date:  August 12, 1996                                                   By:   /s/ ROBERT M. ANDERSON
                                                                               ------------------------
                                                                                   Robert M. Anderson
                                                                                   Executive Director
                                                                                   BREICORP

                                                By:   LF Special Fund I, L.P.,
                                                      a California limited partnership

                                                      By:   Liquidity Fund Asset Management, Inc.,
                                                            a California corporation, General
                                                            Partner of LF Special Fund I, L.P.

Date:  August 12, 1996                                      By:    /s/ BRENT R. DONALDSON
                                                                   -----------------------------
                                                                       Brent R. Donaldson
                                                                       President
                                                                       Liquidity Fund Asset
                                                                       Management, Inc.