Form 10-Q
period 1996-09-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1996-11-14
CIK 785566

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   ----------------------------------------

For Quarter Ended           September 30, 1996
                     ----------------------------------------------------------

Commission file number            0-16027
                          -----------------------------------------------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                          13-3341425
-------------------------------------------------------------------------------
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)          Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
-------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                  (714) 643-7700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                 ---------------------------------------------

                                     INDEX
                                     -----


                                                                                                               Page
                                                                                                               ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 September 30, 1996 (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . .         3

                 Statements of Operations (Unaudited) -
                 Three and Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . .         4

                 Statements of Cash Flows (Unaudited) -
                 Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .         9


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                                 BALANCE SHEETS
              ----------------------------------------------------

                                                                     September 30,              December 31,
                                                                         1996                       1995
                                                                    --------------              ------------
                                                                      (Unaudited)                 (Note)
ASSETS
------

Properties held for sale (net of valuation
   allowance of $1,010,000 in 1996 and
   $1,000,000 in 1995)                                                $27,210,000              $29,457,000

Investment in Cooper Village Partners                                   2,903,000                2,916,000
Cash and cash equivalents                                                 860,000                  980,000
Accounts receivable (net of allowance for
   doubtful accounts of $13,000 in 1996 and
  $14,000 in 1995)                                                         26,000                   71,000
Accrued rent receivable                                                   799,000                  799,000
Prepaid expenses and other assets                                         628,000                  627,000
                                                                      -----------              -----------

                                                                      $32,426,000              $34,850,000
                                                                      ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                              $   475,000              $   448,000
                                                                      -----------              -----------

Partners' capital (deficit):
   Limited Partners                                                    32,159,000               34,607,000
   General Partner                                                       (208,000)                (205,000)
                                                                      -----------              -----------
                                                                        31,951,00               34,402,000

Commitments and contingencies                                                   -                        -
                                                                      -----------              -----------

                                                                      $32,426,000              $34,850,000
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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              ----------------------------------------------------

                                                Three Months Ended                         Nine Months Ended
                                                   September 30,                              September 30,
                                          -------------------------------          -------------------------------
                                             1996                1995                  1996                1995
                                          ----------           ----------          ----------           ----------
REVENUES
--------

Rental income                             $1,228,000           $1,304,000          $3,623,000           $3,869,000
Interest income                               12,000               20,000              41,000               49,000
Gain/(loss) on disposition
 of assets                                         -                    -             (13,000)                   -
                                          ----------           ----------          ----------           ----------

  Total revenues                           1,240,000            1,324,000           3,651,000            3,918,000
                                          ----------           ----------          ----------           ----------

EXPENSES
--------

Operating expenses                           315,000              316,000             900,000               933,000
Real estate taxes                            151,000              138,000             451,000               500,000
Depreciation and amortization                 32,000              437,000              98,000             1,234,000
General and administrative                   201,000              170,000             570,000               558,000
Adjustment to carrying value
 of real estate                              416,000                    -             610,000                    -
                                          ----------           ----------          ----------           ----------

  Total Expenses                           1,115,000            1,061,000           2,629,000            3,225,000
                                          ----------          ----------           ----------           ----------

Income before equity
 in earnings                                 125,000              263,000           1,022,000               693,000

Equity in earnings of Cooper
  Village Partners                            47,000               26,000             205,000               86,000
                                          ----------           ----------          ----------           ----------

NET INCOME                                $  172,000           $  289,000          $1,227,000           $  779,000
                                          ==========           ==========          ==========           ==========

NET INCOME ALLOCABLE TO:

  General Partner                         $    2,000           $    3,000          $   12,000           $    8,000
                                          ==========           ==========          ==========           ==========

  Limited Partners                        $  170,000           $  286,000          $1,215,000           $  771,000
                                          ==========           ==========          ==========           ==========





The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              ----------------------------------------------------

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                      1996                            1995
                                                                  -------------                   ------------

Cash flows from operating activities:
   Net income                                                      $ 1,227,000                    $   779,000
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization                                        98,000                     1,234,000
   Equity in earnings of Cooper Village
     Partners                                                         (205,000)                      (86,000)
   Adjustment to carrying value of real estate                         610,000                             -
  Loss on disposition of assets                                         13,000                             -
Changes in:
   Additions to properties held for sale                              (530,000)                            -
   Accounts receivable                                                  45,000                       (30,000)
   Accrued rent receivable                                                   -                       (51,000)
   Prepaid expenses and other assets                                   (98,000)                      (44,000)
   Accounts payable and accrued liabilities                             27,000                        84,000
                                                                   -----------                    ----------
Net cash provided by operating activities                            1,187,000                     1,886,000

Cash flows from investing activities:
   Investment in real estate                                         2,153,000                       (234,000)
   Distributions received from
    Cooper Village Partners                                            218,000                        172,000
                                                                   -----------                    -----------
Net cash provided by(used in)investing
    activities                                                       2,371,000                       (62,000)

Cash flows from financing activities:
   Distributions                                                    (3,678,000)                    (1,358,000)
                                                                   -----------                    -----------
Net cash used in financing activities                               (3,678,000)                    (1,358,000)

Net (decrease) increase in cash and
  cash equivalents                                                    (120,000)                      466,000

Cash and cash equivalents, beginning of
   period                                                              980,000                      1,085,000
                                                                   -----------                    -----------

Cash and cash equivalents, end of period                           $   860,000                    $ 1,551,000
                                                                   ===========                    ===========





The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED
-----------------------------------------

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


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

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

         As noted above, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of the property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, as of December 31, 1995, the General Partner determined that Creek Edge Business Center, Flaircentre and NorthTech had carrying values greater than their appraised values, and therefore reduced those carrying values by $50,000, $600,000 and $350,000 to $3,802,000, $2,155,000 and $13,934,000, respectively.

         For the three and nine months ended September 30, 1996, the Partnership spent approximately $416,000 and $610,000, respectively, related to tenant/building improvements and leasing commissions at Creek Edge Business Center. Because these expenditures exceeded the estimate of fair value of that property as of December 31, 1995, the General Partner adjusted the carrying value of the Partnership's portfolio by $610,000 for the nine months ended September 30, 1996.

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1996 and 1995, the Partnership incurred approximately $39,000 and $39,000, respectively, of such expenses. For the nine months ended September 30, 1996 and 1995, such payments were $106,000 and $122,000 respectively.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

(2)      Transactions with Affiliates Cont'd.
         ----------------------------

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $47,000 and $49,000, respectively, for the three months ended September 30, 1996 and 1995, respectively, and $140,000 and $142,000 for the nine months ended September 30, 1996 and 1995, respectively. In addition, an affiliate of the General Partner received $10,000 and $26,000 for the three months ended September 30, 1996 and 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months ended September 30, 1996 and 1995, such payments were $43,000 and $78,000, respectively.

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

         The Amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees amounted to $54,000 and $60,000 for the three months ended September 30, 1996 and 1995, respecively, and for the nine months ended September 30, 1996 and 1995, $170,000 and $180,000, respectively. In addition, the Amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 1996 and 1995 amounted to $17,000 and $0, respectively. For the nine months ended September 30, 1996 and 1995, such fees amounted to $43,000 and $23,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $13,000 and $15,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, such cost were $44,000 and $45,000 respectively.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

(3)      Loss on Disposition of Assets
         -----------------------------

         On June 4, 1996, the Partnership sold Flaircentre, an office complex composed of 11 one-story buildings in El Monte, California to an unaffiliated third party. The sales price was $2,300,000 and the net proceeds of the sale amounted to approximately $2,153,000. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guidelines of FAS 121, which resulted in a write-down of $600,000 and an adjusted carrying value of $2,155,000. The resulting loss on sale, after taking into consideration all costs of the disposition, amounted to $13,000 as reflected on the Statement of Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

(4)      Commitments and Contingencies
         -----------------------------

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

         Quarterly distributions through September 30, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. In June 1996, the Partnership made a special distribution

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         of substantially all of the net proceeds from the sale of Flaircentre. Future cash distributions will be made principally to the extent of: cash flow attributable to operations; sales of the Partnership's properties; and, interest earned on the investment of capital reserves, net of future capital improvements to the Partnership's properties and an allowance for future capital reserves.

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

         Using the shorter-term investment methodology that is consistent with the mandate of the 1993 Amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1996 to be approximately $33,857,000, or $5,329 per $10,000 original investor subscription.

         Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all of the

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

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

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1996
         -------------------------------------------------------------------
         Compared With the Three Months Ended September 30, 1995 and for the
         -------------------------------------------------------------------
         Nine Months Ended September 30, 1996 Compared With the Nine Months
         ------------------------------------------------------------------
         Ended September 30, 1995.
         -------------------------

         The decreases in revenue for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were primarily attributable to the loss of rental revenue associated with the sale of Flaircentre on June 4, 1996. The aforementioned decreases were partially offset by increased revenue at NorthTech ($72,000), which resulted from the commencement of International Data Product's lease effective March 1, 1996.

         Interest income resulted from the temporary investment of Partnership working capital. The decreases for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were attributable to the decreases in the average level of working capital available for investment during 1996.

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

         The decrease in operating expenses for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the sale of Flaircentre in June 1996.

         The increase in real estate taxes for the three months ended September 30, 1996, as compared to the same period in 1995, was primarily attributable to a $40,000 refund which was the result of a successful tax appeal during the third quarter of 1995. That refund was accounted for as a reduction of 1995 real estate tax expenses.

         The decrease in real estate taxes for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the decrease in real estate taxes at Flaircentre that resulted from the sale of the property in June 1996. In addition, at NorthTech, a successful real estate tax appeal resulted in a $44,000 refund during the second quarter of 1996, which was offset against the quarter's aggregate real estate tax expenses.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1996
         -------------------------------------------------------------------
         Compared With the Three Months Ended September 30, 1995 and the Nine
         --------------------------------------------------------------------
         Months Ended September 30, 1996 Compared With the Nine Months Ended
         -------------------------------------------------------------------
         September 30, 1995. (Cont'd.)
         -------------------

         The decreases in depreciation and amortization expenses for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were attributable to the adoption of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets or Long-Lived Assets to Be Disposed Of," pursuant to which "assets held for sale" are no longer depreciated.

         For the nine months ended September 30, 1996, the carrying value of the Partnership's portfolio was reduced by $610,000, which is representative of the amount spent on tenant improvements, leasing commissions and other related assets at Creek Edge Business Center.

         The increases in equity in earnings of Cooper Village Partners for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were primarily attributable to the Partnership's portion (42%) of depreciation expenses incurred during 1995, of $25,000 and $77,000, respectively. As previously discussed, the Partnership no longer depreciates its assets due to the adoption of Financial Accounting Standard No. 121. In addition, during the nine months ended September 30, 1996, a lease termination settlement in the amount of $127,000 was collected from The Boston Stores which was taken into income at the end of the first quarter.

         General and administrative expenses for the nine months ended September 30, 1996 and 1995, included charges of $319,000 and $326,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the nine months ended September 30, 1996 and 1995, are direct charges of $251,000 and $232,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increases in general and administrative expenses for the three and nine month periods ended September 30, 1996, as compared to the corresponding periods in 1995, were primarily attributable to the increases in leasing fees and professional services in 1996.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 None filed in quarter ended September 30, 1996

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


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

                                       By: BIRTCHER LIMITED,
                                           a California limited partnership,
                                           General Partner of Birtcher
                                           Investments

                                           By: BREICORP,
                                               a California corporation,
                                               formerly known as Birtcher
                                               Real Estate Inc., General
                                               Partner of Birtcher Limited

Date:    November 12, 1996                     By: /s/ Robert M. Anderson
                                                   -------------------------
                                                   Robert M. Anderson
                                                   Executive Director
                                                   BREICORP

                               By: LF Special Fund I, L.P.,
                                   a California limited partnership

                                   By: Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General
                                       Partner of LF Special Fund I, L.P.

Date:    November 12, 1996             By: /s/ Brent R. Donaldson
                                           ----------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management,
                                           Inc.