Form 10-K
period 1996-12-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1997-03-31
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     -------------------------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                           --------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-16027

                               REAL ESTATE INCOME PARTNERS III,
                                      LIMITED PARTNERSHIP

                    (Exact name of registrant as specified in its charter)

          Delaware                                               13-3341425
          --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

27611 La Paz Road, Laguna Niguel, California                       92656
--------------------------------------------                       -----
  (Address of principal executive offices)                       (Zip Code)

                                 (714) 643-7700
                                 --------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                         -------------------

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

                                 Yes  X      No
                                    ----       ----

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                  --------------------------------------------


         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996


                                             INDEX

                                                                                          Page
                                                                                          ----

PART I

         Item 1.      Business.........................................................     3
         Item 2.      Properties.......................................................     5
         Item 3.      Legal Proceedings................................................     6
         Item 4.      Submission of Matters to a Vote of
                        Security Holders...............................................     6


PART II

         Item 5.      Market for the Registrant's Limited Partnership
                        Interests and Related Security Holder Matters..................     7
         Item 6.      Selected Financial Data..........................................     8
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............................     8
         Item 8.      Financial Statements and Supplementary Data......................   F-1
         Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure............................    16


PART III

         Item 10.     Directors and Executive Officers of the
                        Registrant.....................................................    16
         Item 11.     Executive Compensation...........................................    17
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management.................................................    17
         Item 13.     Certain Relationships and Related Transactions...................    17


PART IV

         Item 14.     Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K............................................    17
           ---        Signatures.......................................................    20

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                      -------------------------------------


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

The Partnership's objectives in operating the properties are: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandated that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996.

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of these properties was evaluated to insure that each property is carried on the Partnership's balance sheets at the lower of cost or fair value, less selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre, NorthTech and Cooper Village (42% interest), had carrying values greater than their appraised values, and therefore reduced their carrying values to $3,802,000, $2,155,000, $13,933,000, and $2,682,000, respectively as of December 31, 1995. Since the adoption of the 1993 Solicitation, the General

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 1.       Business (Cont'd.)

Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the recent sales of Flaircentre and Northtech, however, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's properties proposed by the potential purchasers.

During 1996, the Partnership made certain capital improvements to properties held for sale that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 and determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their respective appraised values. As a result, during the year ended December 31, 1996, the carrying values were adjusted by $548,000, $1,068,000 and $119,000, to $4,160,000, $12,968,000 and $5,500,000,
respectively, as of December 31, 1996.

The General Partner recently mailed a consent solicitation (the "Consent Solicitation") dated February 18, 1997 to the Limited Partners, pursuant to which the Limited Partners consented to dissolve the Partnership and and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties.

The Partnership derives most of its revenue from rental income. Penril, Inc. ("Penril") represents a significant portion of such income. Rental income from Penril totaled $1,319,000 in 1996, $1,054,000 in 1995 and $1,107,000 in 1994, or
approximately 27%, 21% and 25%, respectively, of the Partnership's total rental income. See Item 7 for further discussion concerning the current status of these tenants.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 2.  PROPERTIES


                                                                                                     NUMBER OF
                                                                                       NET            TENANT      PERCENTAGE
                                 APPROXIMATE                                        RENTABLE          LEASES       OCCUPIED
                                 PURCHASE                                            AREA IN           AS OF         AS OF
NAME/LOCATION/DATE ACQUIRED      PRICE(1)                  DESCRIPTION               SQ. FT.         12/31/96      12/31/96
------------------------------------------------------------------------------------------------------------------------------
Creek Edge Business Center    $ 4,874,000       Combination office and warehouse      76,297             1          100%
Eden Prairie, Minnesota                         building located on 5.73 acres
July 1, 1986                                    of land.

The Forum                       5,940,000       A three-story office building         73,166            13           88%
Wauwatosa, Wisconsin                            located on 3.7 acres of land.
August 28, 1986

NorthTech                      21,808,000       Three two-story research and         163,387             4          100%
Gaithersburg, Maryland                          development buildings located on
December 30, 1986                               10.2 acres of land.

Martinazzi Square               6,508,000       Four single-story shopping center     50,836            21           97%
Tualatin, Oregon                                buildings located on 5.83 acres
December 23, 1987                               of land.

Cooper Village                  3,769,000(2)    A single-story shopping center        43,433(2)         20           79%
Mesa, Arizona                                   located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988             -----------                                            -------

TOTAL                         $42,899,000                                            407,119
                              ===========                                            =======

SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 2. PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE
       (1) The purchase price does not include an allocable share of acquisition fees of $2,823,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.

       (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership, an affiliated limited partnership. At December 31, 1996, the Partnership had a 42% interest in CV Partners. (See Note 3 to Financial Statements in
              Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 42% of the respective amounts for CV Partners.

Item 3. LEGAL PROCEEDINGS

The Partnership is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business. It is the General Partner's belief, that the outcome of these proceedings will not be material to the business, financial condition or results of operations of the Partnership.

NASD Matter. In a matter not directly involving the Partnership or its General Partner, in 1991, the National Association of Securities Dealers, Inc. (the "Association") Business Conduct Committee for the Northern District of California initiated a complaint against a broker-dealer affiliate of LF Special Fund I, L.P. (a general partner of the General Partner of the Partnership), alleging violations of the Association's Rules of Fair Practice. Specifically, the complaint alleged that the affiliate (i) bought and sold limited partnership units (but not interests in the Partnership) in the secondary market, from or to unaffiliated parties, subject to mark-ups or mark-downs in excess of the Association's guidelines and (ii) failed to disclose the amount or existence of such mark-ups and mark-downs to buyers and sellers of limited partnership units. Brent Donaldson and Richard Wollack, executive officers of LF Special Fund I, L.P., were also named as respondents in the complaint in their capacities as principals of the affiliate. The complaint was settled as of January 3, 1992 on the following terms: the Association made findings, which were neither admitted nor denied, of violations by the affiliate and Mr. Donaldson of the Association's guidelines with respect to mark-ups or mark-downs, and of the failure by the affiliate (but not Mr. Donaldson) to disclose the amount of such mark-ups or mark-downs. Both allegations were dismissed as to Mr. Wollack. The settlement further provided that the affiliate would be censured and fined $125,000 and that Mr. Donaldson would be censured and fined $7,500.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------


                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

As of February 28, 1997, the number of holders of the Partnership's interests is as follows:

                              General Partner                           1
                              Limited Partners                      7,069
                                                                    -----

                                                                    7,070
                                                                    =====

The Partnership makes cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:


CALENDAR
QUARTERS               1997          1996           1995         1994         1993         1992
--------------------------------------------------------------------------------------------------


First             $11,944,000     $  631,000      $408,000     $388,000     $618,000       $478,000
Second                             2,777,000       446,000      478,000      688,000        541,000
Third                                255,000       490,000      433,000      318,000        580,000
Fourth                               318,000       694,000      440,000      414,000        490,000


The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

In June 1996, the Partnership made a $2,159,000 special distribution to its limited partners from a portion of the proceeds from the sale of Flaircentre. See Item 7, Liquidity and Capital Resources, for further discussion.

In February 1997, the Partnership made a $11,708,000 special distribution to its limited partners from a portion of the proceeds from the sale of Northtech. See
Item 8, Note 9 to the financial statements, for further discussion.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 6.       SELECTED FINANCIAL DATA
-------       -----------------------

                                                            YEAR ENDED DECEMBER 31,

                               -----------------------------------------------------------------------------


                                  1996            1995            1994             1993            1992
                               -----------------------------------------------------------------------------


Total Revenues                 $4,956,000     $5,191,000      $ 4,576,000      $ 5,011,000      $ 5,077,000
                               ==========     ==========      ===========      ===========      ===========

Net Income (Loss):
  General Partner              $    6,000     $   (7,000)     $   (15,000)     $     5,000      $   (48,000)
  Limited Partners                628,000       (646,000)      (1,516,000)         473,000       (4,730,000)
                               ----------     ----------      -----------      -----------      -----------

                                $ 634,000     $ (653,000)     $(1,531,000)     $   478,000      $(4,778,000)
                                =========     ==========      ===========      ===========      ===========
Total Distributions:
  General Partner              $   18,000     $   21,000      $    18,000      $    21,000      $    21,000
                               ==========     ==========      ===========      ===========      ===========

  Limited Partners             $3,981,000     $2,038,000      $ 1,739,000      $ 2,038,000      $ 2,089,000
                               ==========     ==========      ===========      ===========      ===========



                                                               DECEMBER 31,
                             --------------------------------------------------------------------------------
                                 1996             1995             1994             1993             1992
                             --------------------------------------------------------------------------------
Total Assets                 $31,611,000      $34,850,000      $37,505,000       $40,825,000      $42,470,000
                             ===========      ===========      ===========       ===========      ===========


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1996 and are currently held for sale.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

Regular distributions for the year ended December 31, 1995, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In June 1996, the Partnership made a special distribution of $2,159,000 representing 100% of the proceeds from the sale of Flaircentre. Future cash distributions will be made principally to the extent of cash flow attributable to the operations and sales of the Partnership's properties after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

On January 24, 1997 the Partnership sold Northtech for a sales price of $13,600,000. The Partnership realized approximately $13,079,000 from the sale, after accounting for closing costs and prorations of approximately $521,000. The purchaser of Northtech has for three years had a preexisting relationship with an affiliate of Birtcher Investors, pursuant to which the purchaser had contracted with Birtcher to locate, acquire and manage real property for the purchaser's account. No broker was paid a commission as part of the transaction. Since the sale price exceeded the January 1, 1993 appraised value ($12,900,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of approximately $340,000 in connection with the sale. The purchaser paid a net investment advisory fee of approximately $52,000 to the affiliate of Birtcher Investors and has retained Birtcher Property Services to manage the property.

The Partnership distributed proceeds of the sale of Northtech to the Limited Partners on February 28, 1997, together with the Partnership's normal quarterly distribution. After paying the property disposition fee and holding back approximately $1,000,000 to replenish and increase the Partnership's reserves, the Partnership distributed approximately $11,700,000 to the Limited Partners.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

The large reserve fund is prudent because after the sale of Flaircentre and Northtech, the Partnership's asset base is effectively half its former size. The Partnership's remaining assets will generate less cash flow, necessitating a larger reserve fund to cover potential emergencies or demands for capital expenditures. Since Northtech generated approximately 68% of the cash flow that funded the Partnership's regular operations and distributions for the year ended December 31 1996, future distributions to Limited Partners of net cash from operations are expected to be significantly reduced.

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1996.

January 1, 1997 Property Appraisals and Net Asset Value

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

Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals and over approximately two years in connection with the January 1997 appraisals.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                    ---------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

January 1, 1997 Property Appraisals and Net Asset Value (Cont'd.)

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1997 to be $30,293,000.

The foregoing appraised value of the properties indicates an estimated net asset value of the Partnership of $31,948,000 or $5,028 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash, and other assets, less all liabilities.)

Results of Operations

Year Ended December 31, 1996

The decrease in rental income for the year ended December 31, 1996, as compared to 1995, was primarily attributable to the loss of rental income associated with the sale of Flaircentre on June 4, 1996. The aforementioned decrease was partially offset by an increase in revenue at Northtech with the commencement of a new lease in March 1996 that brought the project to 100% occupancy.

Interest income resulted from the temporary investment of Partnership working capital. The decrease for the year ended December 31, 1996, as compared to 1995, was primarily attributable to a corresponding decrease in the average level of working capital available for investment during the year.

On June 4, 1996, the Partnership sold Flaircentre, an office complex composed of 11 one-story buildings in El Monte, California to an unaffiliated third party. The sales price was $2,300,000 and the net proceeds of the sale amounted to approximately $2,159,000. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guidelines of FAS 121, which resulted in a write-down of $600,000 and an adjusted carrying value of $2,166,000 upon disposition. The resulting loss on sale, after taking into consideration all costs of the disposition, amounted to $13,000 as reflected on the Statement of Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

The decrease in operating expenses for the year ended December 31, 1996, as compared to 1995, was primarily attributable to the overall reduction in expenses resulting from the sale of Flaircentre in June 1996.

The decrease in real estate taxes for the year ended December 31, 1996, as compared to 1995, was primarily attributable to the sale of Flaircentre. In addition, taxes were reduced in 1996 due to a successful tax appeal for Northtech that resulted in a $40,000 refund.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1996 (Cont'd.)

The decrease in depreciation and amortization expenses for the year ended December 31, 1996, as compared to 1995, was attributable to the adoption at December 31, 1995, of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," pursuant to which "assets held for sale" are not depreciated.

During 1996, the Partnership made certain capital improvements to properties held for sale that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 (or in the case of Northtech, its sales price) and determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their respective appraised values. As a result, during the year ended December 31, 1996 the carrying values were adjusted by $548,000, $1,068,000 and $119,000, respectively to $4,160,000, $12,968,000 and $5,500,000, respectively.

General and administrative expenses for the year ended December 31, 1996, include charges of $402,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $366,000 relating to audit fees, legal fees, appraisals fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The increase in general and administrative expenses for the year ended December 31, 1996, as compared to 1995, was primarily attributable to the increases in leasing fees, legal fees and professional services associated with the increased leasing activity. These increases were partially offset by lower asset management fees and administrative expense reimbursements charged by affiliates of the General Partner.

The increase in equity in earnings of Cooper Village Partners for the year ended December 31, 1996, as compared to 1995, was primarily attributable to the Partnership's portion (42%) of depreciation expenses incurred during 1995 that were not incurred in 1996. As previously discussed, the Partnership no longer depreciates its assets due to the adoption of Financial Accounting Standard No.
121. In addition, during 1996, a lease termination settlement in the amount of $127,000 was collected from The Boston Stores and accordingly, was taken into income in 1996. Finally, the adjustment to the carrying value of real estate in 1996 decreased to $412,000 from $1,360,000 in 1995.

Year Ended December 31, 1995

The increase in rental income for the year ended December 31, 1995, as compared to 1994, was primarily attributable to the increase in revenues at Northtech,

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale,

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1995 (Cont'd.)

instead of for investment as of December 31, 1995. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre, Northtech and Cooper Village (42% interest) had carrying values greater than their appraised values, and therefore reduced their carrying values by $50,000, $600,000, $350,000, and $571,000 to $3,802,000, $2,155,000,
$13,933,000, and $2,682,000 respectively.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

Provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset may not have been recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred. At December 31, 1994, after evaluation of Flaircentre, the General Partner estimated a $1,900,000 impairment of value as compared to its respective carrying value.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

                                                                                          Page
                                                                                          ----

Independent Auditors' Report...........................................................    F-2

Financial Statements:
       Balance Sheets as of December 31, 1996 and 1995.................................    F-3

       Statements of Operations for the Years Ended December 31, 1996,
       1995 and 1994...................................................................    F-4

       Statements of Changes in Partners' Capital for the Years Ended
       December 31, 1996, 1995 and 1994................................................    F-5

       Statements of Cash Flows for the Years Ended December 31, 1996,
       1995 and 1994...................................................................    F-6

       Notes to Financial Statements...................................................    F-7

Schedule:
       III - Real Estate and Accumulated Depreciation as of
       December 31, 1996...............................................................   F-19

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

Independent Auditors' Report...........................................................   F-22

Financial Statements:
       Balance Sheets as of December 31, 1996 and 1995.................................   F-23

       Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994................................................   F-24

       Statements of Changes in Partners' Capital for the Years
       Ended December 31, 1996, 1995 and 1994..........................................   F-25

       Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994................................................   F-26

       Notes to Financial Statements...................................................   F-27

Schedule:
       III - Real Estate and Accumulated Depreciation as of
       December 31, 1996...............................................................   F-34

Information required by other schedules called for under Regulations S-X is either not applicable or is included in the Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



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

As discussed in note 9 to the financial statements, on March 13, 1997 a majority in interest of the limited partners approved the proposal to dissolve the Partnership and sell and liquidate all of its remaining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Income Partners III, Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995 Real Estate Income Partners III adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                                  KPMG PEAT MARWICK LLP

Orange County, California
March 25, 1997

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                 --------------



                                                                      DECEMBER 31,
                                                         ------------------------------------
                                                               1996                  1995
                                                         ------------------------------------
ASSETS
------
Properties held for sale (net of valuation
  allowance of $2,135,000 in 1996 and
   $1,000,000 in 1995)                                       $26,654,000          $29,457,000

Investment in Cooper Village Partners                          2,727,000            2,916,000
Cash and cash equivalents                                        807,000              980,000
Accounts receivable (net of allowance for
   doubtful accounts of $8,000 in 1996
   and $14,000 in 1995)                                           42,000               71,000
Accrued rent receivable                                          799,000              799,000
Prepaid expenses and other assets, net                           582,000              627,000
                                                             ------------         -----------

                                                             $31,611,000          $34,850,000
                                                             ============         ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                     $   574,000          $   448,000
                                                             ------------         -----------

Partners' capital (deficit):
   Limited Partners                                           31,254,000           34,607,000
  General Partner                                               (217,000)            (205,000)
                                                             ------------         ------------
                                                              31,037,000           34,402,000

Commitments and contingencies
                                                             ------------         -----------
                                                             $31,611,000          $34,850,000
                                                             ============         ===========
















   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                       FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                    1996             1995             1994
                                               -----------------------------------------------
REVENUES:
   Rental income                                $ 4,910,000      $ 5,119,000      $ 4,485,000
   Interest and other income                         59,000           72,000           91,000
   Loss on sale of property                         (13,000)               -                -
                                                ------------     ------------     -----------

     Total revenues                               4,956,000        5,191,000        4,576,000
                                                ------------     ------------     -----------


EXPENSES:
   Operating expenses                             1,182,000        1,277,000        1,281,000
   Real estate taxes                                576,000          676,000          754,000
   Depreciation and amortization                    132,000        1,726,000        1,590,000
   General and administrative                       768,000          718,000          724,000
   Adjustment to carrying value
     of real estate                               1,735,000        1,000,000        1,900,000
                                                 -----------     ------------     -----------

     Total expenses                               4,393,000        5,397,000        6,249,000
                                                 -----------     ------------     -----------

Income (loss) before equity in
  earnings (loss) of Cooper Village
   Partners                                         563,000         (206,000)      (1,673,000)

Equity in earnings (loss) of
  Cooper Village Partners                            71,000         (447,000)         142,000
                                                 -----------     ------------     -----------

NET INCOME (LOSS)                                 $ 634,000      $  (653,000)     $(1,531,000)
                                                  ==========     ============     ===========

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                               $    6,000      $    (7,000)     $   (15,000)
                                                 ===========     ============     ============

   Limited Partners                              $  628,000      $  (646,000)     $(1,516,000)
                                                 ===========     ============     ============












   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------




                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                          1996, 1995 AND 1994
                                           ---------------------------------------------------
                                                 GENERAL         LIMITED
                                                 PARTNER         PARTNERS          TOTAL
                                           ---------------------------------------------------
Balance, December 31, 1993                   $(144,000)       $40,546,000         $40,402,000

   Net loss                                    (15,000)        (1,516,000)         (1,531,000)
   Distributions                               (18,000)        (1,739,000)         (1,757,000)
                                             ----------       ------------        ------------

Balance, December 31, 1994                    (177,000)        37,291,000          37,114,000

   Net loss                                     (7,000)          (646,000)           (653,000)
   Distributions                               (21,000)        (2,038,000)         (2,059,000)
                                             ----------       ------------        ------------


Balance, December 31, 1995                    (205,000)        34,607,000          34,402,000

   Net income                                    6,000            628,000             634,000
   Distributions                               (18,000)        (3,981,000)         (3,999,000)
                                             ----------       ------------         -----------

Balance, December 31, 1996                   $(217,000)       $31,254,000         $31,037,000
                                             ==========       ============        ============























   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                     1996             1995            1994
                                                  -----------------------------------------------
Cash flows from operating activities:
Net income (loss)                                 $   634,000     $ (653,000)    $ (1,531,000)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization                      132,000      1,726,000        1,590,000
   Equity in (earnings) loss of Cooper
     Village Partners                                 (71,000)       447,000         (142,000)
   Adjustment to carrying value
     of real estate                                 1,735,000      1,000,000        1,900,000
   Loss of sale of property                            13,000              -                -
Changes in:
   Accounts receivable                                 29,000        (22,000)          (2,000)
   Accrued rent receivable                                  -        (34,000)         116,000
   Prepaid expenses and other assets                  (93,000)      (124,000)         (59,000)
   Accounts payable and accrued
     liabilities                                      126,000         57,000          (32,000)
                                                   -----------    -----------      -----------
Net cash provided by operating
   activities                                       2,505,000      2,397,000        1,840,000
                                                   -----------    -----------      ----------

Cash flows from investing activities:
   Investments in real estate                      (1,098,000)      (666,000)        (273,000)
   Proceeds from sale of property                   2,159,000              -                -
   Distributions received from
    Cooper Village Partners                           260,000        223,000          219,000
                                                   -----------    -----------      ----------

Net cash provided by (used in)
   investing activities                             1,321,000       (443,000)         (54,000)
                                                   -----------    -----------      -----------

Cash flows from financing activities:
   Distributions                                   (3,999,000)    (2,059,000)      (1,757,000)
                                                   -----------    -----------      -----------

Net increase (decrease) in cash
   and cash equivalents                              (173,000)      (105,000)          29,000

Cash and cash equivalents,
   beginning of year                                  980,000      1,085,000        1,056,000
                                                   -----------    -----------      ----------

Cash and cash equivalents,
   end of year                                     $  807,000     $  980,000       $1,085,000
                                                   ===========    ===========      ==========




   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

       The amendment modified the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1996 and 1995 the portfolio was appraised at an aggregate value of approximately $33,895,000 (unaudited) and $35,300,000 (unaudited), respectively, which includes the Partnership's interest in Cooper Village Partners which was appraised at $2,705,000 (unaudited) and $3,250,000 (unaudited), respectively. The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

       The amendment modified the Partnership Agreement to eliminate the subordination provisions with respect to future leasing fees. Such fees for future leasing services rendered by the General Partner or its affiliates will be payable by the Partnership on a current basis and will not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount. The amendment eliminated the deferred leasing fees earned by the General Partner or its affiliates (approximately $490,000 as of December 31, 1992) on and after the effective date of the amendment.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

       The amendment modified the Partnership Agreement to eliminate subordination provisions with respect to future property disposition fees payable under that section. The amendment authorized payment to the General Partner and its affiliates of the property disposition fees as earned. The fees will not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount. The disposition fees are to be paid to the General Partner and its affiliate in an amount equal to 50% of the competitive real estate brokerage commission that would be charged by unaffiliated third-parties providing comparable services in the area in which a property is located, but in no event more than three percent of the gross sale price of the property, and are to be reduced by the amount by which any brokerage or similar commissions paid to any unaffiliated third-parties in connection with the sale of the property exceed three percent of the gross sale price. This amount is not payable, unless and to the extent that the sale price of the property in question, net of any other brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1, 1993.

       The amendment states that the Partnership is no longer authorized to pay the General Partner or its affiliates any insurance commissions or any property financing fees. No such commissions or fees have been paid or accrued by the Partnership since its inception.

       The amendment modified the provisions of the Partnership Agreement regarding allocations of Partnership income, gain and other tax items between the General Partner and the Limited Partners primarily to conform to the changes in the General Partner's interest in distributions of Distributable Cash and Sale or Financing Proceeds as defined, effected by the amendment. It is not anticipated that the adoption and implementation of the amendment will have any material adverse effect on future allocations of income, gain, loss or other tax items to the Limited Partners.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

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

       The unpaid 9% Preferential Return to the Limited Partners aggregates $30,571,000 as of December 31, 1996.

       Income or loss for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

       The amendment modified the Partnership Agreement so as to restrict the Partnership from entering into a future "Reorganization Transaction" (as defined in the amendment) sponsored by the General Partner or any of its affiliates unless such transaction is approved by a "supermajority" of at least 80% in interest of the Limited Partners and the General Partner. The amendment also prohibits the modification of this restriction on Reorganization Transactions without the approval of at least 80% in interest of the Limited Partners.

       The Partnership's original investment objectives contemplated that it would hold its properties for a period of at least five years, with decisions about the actual timing of property sales or other dispositions to be left to the General Partner's discretion based on the anticipated remaining economic benefits of continued ownership and other factors.

       The General Partner recently mailed a consent solicitation (the "Consent Solicitation") dated February 18, 1997 to the Limited Partners, pursuant to which the Limited Partners consented to dissolve the Partnership and and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties.

       As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sales of Flaircentre and Northtech, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1996 and continue to be held for sale.

       In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2), the carrying value of these

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

       properties was evaluated to ensure that each property is carried on the Partnership's balance sheets at the lower of cost or fair value less selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1997 at December 31, 1996 and as of January 1, 1996 at December 31, 1995.

       The January 1, 1997 appraisals assume that the properties will be sold within approximately two years and that the sales will take place on a property by property basis between willing buyers and willing sellers. Among the strategies the General Partner will consider to accomplish the dissolution is a sale of the Partnership's portfolio in a single transaction, or a sale of some or all of the Partnership's properties in a "package" with properties of affiliated partnerships. If the properties were sold in a "package" such sale would most likely result in a lower aggregate sales price, but more rapid distribution of dissolution proceeds to the Limited Partners, as compared to a series of individual sale transactions. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       As noted above, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value for each property to its appraised value as of January 1, 1996. If the carrying value of the property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre, and Northtech had carrying values greater than they had appraised values, and therefore reduced their carrying values by $50,000, $600,000, and $350,000 to $3,802,000, $2,155,000 and $13,933,000,
       respectively at December 31, 1995.

       Utilizing the same methodology, assuming a 12 month holding period, for the year ended December 31, 1996, the General Partner determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their respective appraised values (or in the case of Northtech, its sale price). As a result, the carrying value was adjusted by $548,000, $1,068,000 and $119,000, respectively to $4,160,000,
       $12,968,000 and $5,500,000, respectively, as of December 31, 1996.

       Prior to the adoption of FAS 121, provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset was not recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner, considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred.

       At December 31, 1994, after evaluation of the Flaircentre, the General Partner estimated a $1,900,000 impairment of value as compared to its respective carrying value.

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1996 and 1995, totaled $619,000 and $899,000, respectively.

       Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                      1996                                    1995

                     GAAP BASIS           TAX BASIS          GAAP BASIS           TAX BASIS
                                         (UNAUDITED)                             (UNAUDITED)
--------------------------------------------------------------------------------------------------
Total Assets         $31,611,000         $41,344,000         $34,850,000         $44,456,000

Total
Liabilities          $   574,000         $   574,000         $   448,000         $   448,000


       Following are the differences between Financial Statement and tax return income:

                                                   1996               1995                1994
--------------------------------------------------------------------------------------------------
Net income (loss) per
financial Statements                          $    634,000       $  (653,000)         $(1,531,000)
Adjustment to carrying value
of real estate                                   1,735,000          1,000,000            1,900,000

Adjustment to carrying value
of Cooper Village                                  173,000            571,000                    -

Depreciation differences on
investments in real estate                     (1,560,000)           (91,000)            (163,000)

Loss on sale of property in
excess of book value                           (2,179,000)                  -                    -

Other                                             (18,000)             95,000              173,000
--------------------------------------------------------------------------------------------------
Taxable income per Federal tax
return (unaudited)                            $(1,215,000)        $   922,000            $ 379,000
==================================================================================================


       Earnings and Distributions Per Unit

       The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Earnings and Distributions Per Unit (Cont'd.)

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

       Significant Customers

       Rental income from Penril, Inc., totaled $1,319,000 in 1996 and $1,054,000 in 1995 and $1,107,000 in 1994; or approximately 27%, 20%, 25%
       of total rental income for 1996, 1995, and 1994, respectively.

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

       Investment in Cooper Village Partners

       The Partnership uses the equity method of accounting to account for its investment in Cooper Village Partners inasmuch as control of Cooper Village Partners is shared jointly between the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership. The account ing policies of Cooper Village Partners are consistent with those of the Partnership.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                                 1996                1995
                                                           ------------------------------------
               Property held for sale (net of
                 valuation allowance of $1,772,000
                 in 1996 and $1,360,000 in 1995)              $6,011,000           $6,386,000
               Cash and Other Assets                             460,000              533,000
                                                              ----------           ----------

                 Total Assets                                 $6,471,000           $6,919,000
                                                              ==========           ==========
               Accounts Payable and
                 Accrued Liabilities                          $  114,000           $  111,000
               Partners' Capital                               6,357,000            6,808,000
                                                              ----------           ----------

               Total Liabilities and
                 Partners' Capital                            $6,471,000           $6,919,000
                                                              ==========           ==========

                                                            YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                    1996              1995          1994
                                               -----------------------------------------------
        Rental and Other Income                   $1,072,000       $ 1,046,000    $1,023,000
        Operating and Other Expenses                (483,000)         (498,000)     (428,000)
        Adjustment to Carrying Value
          of Real Estate                            (412,000)       (1,360,000)            -
        Depreciation and Amortization                 (8,000)         (253,000)     (256,000)
                                                  -----------      ------------    ----------

        Net Income (Loss)                         $  169,000       $(1,065,000)    $ 339,000
                                                  ===========      ============    =========

(4)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)     Transactions with Affiliates (Cont'd.)

        Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership was charged with approximately $131,000, $151,000 and $130,000, respectively, of such expenses. An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $187,000, $193,000 and $173,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, an affiliate of the General Partner received $56,000, $100,000 and $90,000, respectively, for the years ended December 31, 1996, 1995 and 1994, as reimbursement of costs for on-site property management personnel and other reimbursable costs. In addition to the aforementioned, an affiliate of the General Partner was also paid $39,000, $37,000 and $38,000, related to the Partnership's portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the years ended December 31, 1996, 1995 and 1994, respectively.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1996, 1995 and 1994, amounted to $224,000, $240,000 and $235,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space. Fees for leasing services for the year ended December 31, 1996, 1995 and 1994, amounted to $47,000, $24,000 and $34,000 respectively. In addition, to the aforementioned, the General Partner was also paid $20,000, $24,000 and $22,000, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners for the years ended December 31, 1996, 1995 and 1994, respectively.

(5)     Loss on Disposition of Assets

        On June 4, 1996, the Partnership sold Flaircentre, an office complex composed of eleven one-story buildings in El Monte, California to an unaffiliated third party. The sales price was $2,300,000 and the net proceeds of the sale amounted to approximately $2,159,000. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guidelines of FAS 121, which resulted in a write-down of $600,000 and an adjusted carrying value of $2,166,000 upon disposition. The resulting loss on sale, after taking into consideration all costs of the disposition, amounted to $13,000 as reflected on the Statement of Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)     Commitments and Contingencies

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1996, are properly classified as operating leases for financial reporting purposes.

        Future minimum annual rental income to be received under such leases as of December 31, 1996, is as follows:

                         Year Ending December 31,
                         ------------------------
                                   1997                       $ 3,846,000
                                   1987                         3,481,000
                                   1999                         2,995,000
                                   2000                         1,534,000
                                   2001                         1,002,000
                                Thereafter                        972,000
                                                              -----------
                                                              $13,830,000
                                                              ===========

       Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

       Litigation

       The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that, the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership. See note 9 for subsequent events.

(7)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:

                                                     DECEMBER 31,
                                             -----------------------------
                                                  1996          1995
                                             -----------------------------
       Real estate taxes                        $145,000       $163,000
       Security deposits                         205,000        201,000
       Accounts payable and other                224,000         84,000
                                                --------       --------

                                                $574,000       $448,000
                                                ========       ========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(8)    Allowance for Doubtful Accounts

                                                          Year Ended December 31,
                                                 -----------------------------------------
                                                     1996             1995           1994
                                                 -----------------------------------------
Balance at beginning of year                      $14,000         $      -        $40,000
Additions charged to expense                            -           30,000              -
Write-offs                                         (6,000)         (16,000)       (40,000)
                                                  --------        ---------      ---------
Balance at end of year                            $ 8,000         $ 14,000       $      -
                                                  ========        =========      =========

(9)    Subsequent Events

       On February 28, 1997, the Partnership made an aggregate regular cash distribution of $236,000 to its Limited Partners.

       On January 24, 1997, the General Partner sold Northtech, a complex of three two-story research and development buildings located on 10.2 acres of land in Gaithersburg, Maryland. The sales price was $13,600,000 and the net proceeds from the sale amounted to approximately $13,079,000. The purchaser of Northtech has a preexisting relationship with an affiliate of the General Partner, pursuant to which it contracts with Birtcher to locate and manage rental property for its investment purposes. No broker was paid a commission as part of the transaction. Since the sales price exceeded the January 1, 1993 appraised value ($12,900,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a disposition fee of $340,000 by the Partnership in connection with the sale. The purchaser paid an investment advisory fee of approximately $52,000 to an affiliate of the General Partner and has retained Birtcher Properties to manage the property on an ongoing basis.

       On February 28, 1997, the Partnership made a special distribution of approximately $11,708,000 to its limited partners in connection with the sale of Northtech.

       On March 13, 1997, a majority in interest of the Limited Partners approved the proposal to dissolve the Partnership and sell and liquidate all of its remaining properties pursuant to the Consent Solicitation dated February 18, 1997.

       On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                       -----------------------------------

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)


       COL. A                           COL. C                    COL. D                            COL. E
       ------                           ------                    ------                            ------

                                                              COSTS CAPITALIZED
                                   INITIAL COST                 SUBSEQUENT                   GROSS AMOUNT AT WHICH
                                 TO PARTNERSHIP (C)          TO THE ACQUISITION            CARRIED AT CLOSE OF PERIOD (B)
                               --------------------       --------------------------     ----------------------------------

                                          BUILDINGS AND                  CARRYING                  BUILDINGS AND
DESCRIPTION (A)                  LAND     IMPROVEMENTS   IMPROVEMENTS    COSTS (B),(D)    LAND     IMPROVEMENTS    TOTAL (E)
----------------------------------------------------------------------------------------------------------------------------

Creek Edge Business Center,
Eden Prairie, MN               $  746      $ 4,435        $1,293          $  (598)       $  746      $ 5,130       $ 5,876

The Forum
Wauwatosa, WI                   1,109        5,209         1,837           (1,392)          827        5,936         6,763

Northtech
Gaithersburg, MD                3,285       19,851         1,767           (5,718)        2,684       16,501        19,185

Martinazzi Square
Tualatin, OR                    1,732        5,199           241             (269)        1,708        5,195         6,903
                               ------      -------        ------          --------       ------      -------        ------

TOTAL                          $6,872      $34,694        $5,138          $(7,977)       $5,965      $32,762       $38,727
                               ======      =======        ======          ========       ======      =======       =======



                                  COL. F       COL. H        COL. I
                                  ------       ------        ------

                                ACCUMULATED
                                DEPRECIATION      DATE       DEPRECIABLE
DESCRIPTION (A)                      (E)        ACQUIRED      LIFE (F)
--------------------------------------------------------------------------
Creek Edge Business Center,
Eden Prairie, MN                   $1,917        07/01/86      30 years

The Forum
Wauwatosa, WI                       2,431        08/28/86      30 years

Northtech
Gaithersburg, MD                    6,217        12/30/86      30 years

Martinazzi Square
Tualatin, OR                        1,508        12/23/87      30 years
                                  -------

TOTAL                             $12,073
                                  =======


NOTE:  Columns B and G are either none or are not applicable.

See notes to table on following page.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO SCHEDULE III

(a) For a description of the properties, see "Item 2. Properties." This schedule does not include the investment in Cooper Village Partners which is accounted for under the equity method of accounting.

(b) During the year ended December 31, 1996, the General Partner determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their respective appraised values (or in the case of Northtech, its sales price), less selling costs. As a result, the carrying value was adjusted by $548,000, $1,068,000 and $119,000, respectively to $4,160,000, $12,968,000 and $5,500,000, respectively, as of December 31, 1996.

        At December 31, 1995, the General Partner determined that Creek Edge Business Center, Flaircentre and Northtech had carrying values greater than they had appraised values less selling costs, and therefore provided a valuation allowance of $1,000,000 against the properties held for sale.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $46,731,000 as of December 31, 1996. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d) Amounts represent funds received from the sellers subsequent to acquisition under rental agreements for non-occupied space and include adjustments to carrying value of real estate.

(e)                              RECONCILIATION OF REAL ESTATE

                                                              DECEMBER 31,
                                           -----------------------------------------------
                                                1996              1995             1994
                                           -----------------------------------------------
Balance at beginning of year                 $42,955,000       $43,289,000      $44,916,000
  Additions during the year:
    Improvements                               1,098,000           666,000          273,000
  Reductions during the year:
    Sale of real estate                       (3,591,000)                -                -
    Adjustment to the carrying
    value of real estate                      (1,735,000)       (1,000,000)      (1,900,000)
                                             ------------      ------------     ------------

Balance at end of year                       $38,727,000       $42,955,000      $43,289,000
                                             ============      ============     ============

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO SCHEDULE III (Cont'd.)

(e)    (Cont'd)

                          RECONCILIATION OF ACCUMULATED DEPRECIATION


                                                             DECEMBER 31,
                                           -----------------------------------------------
                                                1996             1995            1994
                                           -----------------------------------------------
Balance at beginning of year                $13,498,000       $11,955,000     $10,494,000
Accumulated depreciation on
 real estate sold                            (1,425,000)                -               -
Depreciation expense                                  -         1,543,000       1,461,000
                                            ------------      -----------     -----------

Balance at end of year                      $12,073,000       $13,498,000     $11,955,000
                                            ============      ===========     ===========

(f) Through December 31, 1995, depreciation expense was computed based upon the following estimated useful lives:

                                                        Years
                                                      ---------

                      Buildings                          30

                      Building improvements            3 to 30

       Due to the adoption of FAS 121 on December 31, 1995, properties held for sale were not depreciated in 1996.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

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

As discussed in note 7 to the financial statements, in March 1997 a majority in interest of the limited partners of the general partners approved the proposal to dissolve the general partners and sell and liquidate all of their remaining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cooper Village Partners as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995 Cooper Village Partners adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                             KPMG PEAT MARWICK LLP



Orange County, California
March 25, 1997

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------



                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                                 1996                  1995
                                                           ------------------------------------
ASSETS

Property held for sale (net of valuation
  allowance of $1,772,000 in 1996 and
  $1,360,000 in 1995)                                         $6,011,000           $6,386,000

Cash and cash equivalents                                        355,000              408,000
Accounts receivable                                               40,000               45,000
Accrued rent receivable                                           47,000               57,000
Prepaid expenses and other assets, net                            18,000               23,000
                                                              ----------           ----------

                                                              $6,471,000           $6,919,000
                                                              ==========           ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                      $  114,000           $  111,000
                                                              ----------           ----------


Partners' capital                                              6,357,000            6,808,000

Commitments and contingencies
                                                              ----------           ----------
                                                              $6,471,000           $6,919,000
                                                              ==========           ==========





















   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                       FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                  1996               1995              1994
                                              ---------------------------------------------------
REVENUES:
   Rental income                               $1,051,000         $ 1,025,000       $1,010,000
   Interest and other income                       21,000              21,000           13,000
                                               ----------         -----------       ----------

     Total revenues                             1,072,000           1,046,000        1,023,000
                                               ----------         -----------       ----------


EXPENSES:
   Operating expenses                             277,000             296,000          284,000
   Real estate taxes                              148,000             136,000           85,000
   Depreciation and amortization                    8,000             253,000          256,000
  Adjustment to carrying value of
    real estate                                   412,000           1,360,000                -
   General and administrative                      58,000              66,000           59,000
                                               ----------         -----------       ----------

     Total expenses                               903,000           2,111,000          684,000
                                               ----------         -----------       ----------

NET INCOME (LOSS)                              $  169,000         $(1,065,000)      $  339,000
                                               ==========         ============      ==========
























   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------



                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                         1996, 1995 AND 1994
                                    ----------------------------------------------------------
                                             GENERAL             GENERAL
                                             PARTNER             PARTNER             TOTAL
                                         DAMSON/BIRTCHER       REAL ESTATE
                                          REALTY INCOME          INCOME
                                             FUND II          PARTNERS III
                                    ----------------------------------------------------------
Balance, December 31, 1993                  $4,922,000          $3,663,000        $ 8,585,000

  Net income                                   197,000             142,000            339,000
  Distributions                               (302,000)           (219,000)          (521,000)
                                            -----------         -----------       ------------


Balance, December 31, 1994                   4,817,000           3,586,000          8,403,000

   Net loss                                   (618,000)           (447,000)        (1,065,000)
   Distributions                              (307,000)           (223,000)          (530,000)
                                            -----------         -----------       ------------


Balance, December 31, 1995                   3,892,000           2,916,000          6,808,000

   Net income                                   98,000              71,000            169,000
   Distributions                              (360,000)           (260,000)          (620,000)
                                            -----------         -----------       ------------


Balance, December 31, 1996                  $3,630,000          $2,727,000        $ 6,357,000
                                            ===========         ===========       ============

















   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      1996            1995             1994
                                                 -----------------------------------------------
Cash flows from operating activities:
Net income (loss)                                   $ 169,000      $(1,065,000)     $  339,000
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                      8,000          253,000         256,000
    Adjustment to carrying value of
       real estate                                    412,000        1,360,000               -

Changes in:
   Accounts receivable                                  5,000           (8,000)          2,000
   Accrued rent receivable                             10,000            4,000               -
   Prepaid expenses and other assets                   (3,000)         (10,000)         (1,000)
   Accounts payable and accrued
     liabilities                                        3,000           26,000           6,000
                                                    ----------      -----------       --------
Net cash provided by operating
   activities                                         604,000          560,000         602,000

Cash flows from investing activities:
   Investments in real estate                         (37,000)         (22,000)        (70,000)

Cash flows from financing activities:
   Distributions                                     (620,000)        (530,000)       (521,000)
                                                    ----------      -----------      ----------

Net increase (decrease) in cash and
   cash equivalents                                   (53,000)           8,000          11,000

Cash and cash equivalents,
  beginning of year                                   408,000          400,000         389,000
                                                    ----------      -----------      ---------

Cash and cash equivalents,
  end of year                                       $ 355,000       $  408,000       $ 400,000
                                                    ==========      ===========      =========










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

       The General Partner of Funds II and III recently mailed a consent solicitation (the "Consent Solicitation") dated February 18, 1997 to the Limited Partners, pursuant to which the Limited Partners consented to dissolve those partnerships and gradually settle and close their respective businesses and dispose of and convey their respective properties as soon as practicable, consistent with obtaining reasonable value for the properties.

       As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1996 and it is currently held for sale.

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets to be Disposed of" (see Note 2), the carrying value of the Partnership's property was evaluated to ensure it is carried on the Partnership's balance sheets at the lower of cost or fair value less selling costs. The General Partners' estimated fair value for this purpose was based on an appraisal performed as of January 1, 1997 at December 31, 1996 and as of January 1, 1996 at December 31, 1995.

       The January 1, 1997 appraisal assumes that the property will be sold within two years and that the sale will take place on an individual property basis between a willing buyer and a willing seller. Among the strategies the General Partners will consider to accomplish the dissolution is a sale of the Partnership's property in a single transaction, or the sale of the property in a "package" with properties of affiliated partnerships. If the property was sold in a "package," such sale would most likely result in a lower aggregate sale price, but more rapid distribution of dissolution proceeds to the General Partners, as compared to an individual property sale transaction. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

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

       Further, assets held for sale, and including unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partners will review their estimate of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partners adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position as prior to December 31, 1995 the Partnership had not had any property held for sale.

       As of December 31, 1995 the General Partners decided to account for the Partnership's property as an asset held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partners compared the carrying value of the property to its appraised value as of January 1, 1996. The carrying value of the property and certain related assets was greater than its appraised value, less selling costs, and the General Partners reduced the carrying value of the property by the difference of $1,360,000. At December 31, 1996, utilizing the same methodology, the General Partner further reduced the carrying value of the property by $412,000.

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

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1996 and 1995, totaled $301,000 and $407,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Income Taxes (Cont'd.)

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                      1996                                    1995

                     GAAP BASIS           TAX BASIS          GAAP BASIS           TAX BASIS
                                         (UNAUDITED)                             (UNAUDITED)
--------------------------------------------------------------------------------------------------
Total Assets         $6,471,000          $6,883,000          $6,919,000          $8,279,000

Total
Liabilities          $  114,000          $  114,000          $  111,000          $  111,000


       Following are the differences between Financial Statement and tax return income:


                                                     1996               1995               1994
--------------------------------------------------------------------------------------------------
Net income (loss) per

Financial Statements                                $ 169,000      $(1,065,000)          $ 339,000

Depreciation differences on
investments in real estate                          (219,000)            25,000             26,000

Adjustment to carrying value
of real estate                                        412,000         1,360,000                  -


Other                                                  10,000             4,000            (13,000)
--------------------------------------------------------------------------------------------------
Taxable income per Federal tax
return (unaudited)                                  $ 372,000        $  324,000          $ 352,000
==================================================================================================

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)    Transactions with Affiliates

       The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership was charged with approximately $1,000, $0 and $0, respectively, of such expenses.

       Birtcher Properties provides property management services with respect to the Partnership's property and receives a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $54,000 in 1996, $52,000 in 1995 and $52,000 in 1994. In addition, the affiliate received $35,000 in 1996, $33,000 in 1995 and $32,000 in 1994, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

       The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .75% of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1996, 1995 and 1994, amounted to $48,000, $58,000 and $53,000, respectively. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to Birtcher Properties or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1996, 1995 and 1994, amounted to $3,000, $2,000 and $5,000, respectively.

(4)    Commitments and Contingencies

       Litigation

       The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partners' belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership. See note 7 for subsequent events.

       Future Minimum Annual Rentals

       The Partnership has determined that all leases which had been executed as of December 31, 1996, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1996, are as follows:

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)    Commitments and Contingencies (Cont'd.)

       Future Minimum Annual Rentals (Cont'd.)

                 Year Ending December 31,
                 ------------------------

                             1997                                $579,000
                             1998                                 513,000
                             1999                                 440,000
                             2000                                 379,000
                             2001                                 322,000
                             Thereafter                         1,562,000
                                                               ----------

                                                               $3,795,000


       Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(5)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:

                                                      DECEMBER 31,
                                              -------------------------------
                                                  1996            1995
                                              -------------------------------
       Real estate taxes                        $ 74,000         $ 68,000
       Accounts payable and other                  5,000            8,000
       Security deposits                          35,000           35,000
                                                --------         --------

                                                $114,000         $111,000
                                                ========         ========

(6)    Allowance for Doubtful Accounts

                                                  1996            1995           1994
                                              ---------------------------------------------
       Balance at beginning of year             $      -         $      -       $ 13,000
       Additions charged to expense                    -                -              -
       Write-offs                                      -                -        (13,000)
                                                --------         --------       ---------

       Balance at end of year                   $      -         $      -       $      -
                                                ========         ========       ========


(7)    Subsequent Events

       On February 28, 1997, the Partnership made an aggregate cash distribution of $120,000 to its General Partners.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(7)    Subsequent Events (Cont'd.)

       In March 1997, a majority in interest of the Limited Partners of the General Partners approved a proposal to dissolve the General Partners and sell and liquidate all of their remaining properties pursuant to the Consent Solicitation dated February 18, 1997.

       On March 25, 1997, a limited partner of the General Partners named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                     --------------------------------------

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)


       COL. A                            COL. C                COL. D                         COL. E
       ------                            ------                ------                         ------

                                                        COSTS CAPITALIZED
                                     INITIAL COST            SUBSEQUENT               GROSS AMOUNT AT WHICH
                                   TO PARTNERSHIP (C)     TO THE ACQUISITION        CARRIED AT CLOSE OF PERIOD (B)
                                ---------------------   -----------------------     --------------------------------

                                      BUILDINGS AND                  CARRYING                 BUILDINGS AND
DESCRIPTION (A)                  LAND   IMPROVEMENTS   IMPROVEMENTS   COSTS (B)      LAND     IMPROVEMENTS    TOTAL
------------------------------------------------------------------------------------------------------------------------
Cooper Village Shopping Center  $ 2,756    $ 6,430      $  752       $  (2,149)     $  2,748    $  5,041     $ 7,789

                                -------    -------      ------       ----------     --------     -------     -------

TOTAL                           $ 2,756    $ 6,430      $  752       $  (2,149)     $  2,748     $ 5,041     $ 7,789
                                =======    =======      ======       ==========     ========     =======     =======




       COL. A                    COL. F          COL. H         COL. I
       ------                    ------          ------         ------






                                ACCUMULATED       DATE        DEPRECIABLE
DESCRIPTION (A)                 DEPRECIATION     ACQUIRED       LIFE (D)
-------------------------------------------------------------------------
Cooper Village Shopping Center   $ 1,778        12/30/87 and     30 years
                                                12/30/88
                                 -------

TOTAL                            $ 1,778
                                 =======



NOTE:  Columns B and G are either none or are not applicable.
----

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO SCHEDULE III

(a)    For a description of the property, see "Item 2.  Properties."

(b) At December 31 1996, the General Partner determined that the Partnership property had a carrying value greater than its appraised value and therefore provided an additional valuation allowance of $412,000 against the property held for sale.

       At December 31, 1995, the General Partner determined that the Partnership property had a carrying value greater than its appraised value and therefore provided a valuation allowance of $1,360,000 against the property held for sale.

       The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $9,781,000 as of December 31, 1996. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments and Equity Properties Inc.

(d) Through December 31, 1995, depreciation was computed based upon the following estimated useful lives.

                                                      Years
                                                      -----

               Buildings                               30

               Building Improvements                 3 to 30

        Due to the adoption of FAS 121 on December 31, 1995, the property held for sale was not depreciated in 1996.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                       ----------------------------------

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

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

       -       Richard G. Wollack, Chairman of the Board
       -       Brent R. Donaldson, President
       -       Deborah M. Richard, Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

       -       Ronald E. Birtcher, Co-Chairman of the Board
       -       Arthur B. Birtcher, Co-Chairman of the Board
       -       Robert M. Anderson, Executive Director

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 11.       EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1996.

                                                         YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------
                                               1996              1995             1994
                                             -----------------------------------------------
General Partner's 1% share of
  distributable cash                          $ 18,000          $ 21,000          $ 18,000
Asset management fees                          224,000           240,000           235,000
Property management fees                       187,000           193,000           173,000
Leasing fees                                    47,000            24,000            34,000
Property management expense
  reimbursements                                56,000           100,000            90,000
Other expense reimbursements                   131,000           151,000           130,000
                                              --------          --------          --------

TOTAL                                         $663,000          $729,000          $680,000
                                              ========          ========          ========



Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1997, there was no entity or individual holding more than 5% of the Limited Partnership interests of the Registrant.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        -------------------------------


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

b)     Reports on Form 8-K:

       On June 7, 1996 the Partnership filed Form 8-K to report the sale of Flaircenter. That report is incorporated herein by reference.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        -------------------------------

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

                                     By:  BIRTCHER LIMITED,
                                          a California limited partnership,
                                          General Partner of Birtcher
                                          Investments

                                            By:  BREICORP,
                                                 a California corporation,
                                                 formerly known as Birtcher
                                                 Real Estate Inc., General
                                                 Partner of Birtcher Limited

Date: March 30, 1997                              By:   /s/Robert M. Anderson
                                                           ---------------------
                                                           Robert M. Anderson
                                                           Executive Director
                                                           BREICORP

                         By:  LF Special Fund I, L.P.,
                              a California limited partnership

                              By:  Liquidity Fund Asset Management, Inc.,
                                   a California corporation, General Partner
                                   of LF Special Fund I, L.P.

Date: March 30, 1997               By:  /s/Brent R. Donaldson
                                        ----------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.


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

     Signature                            Capacity                           Date
     ---------                            --------                           ----
/s/ Arthur B. Birtcher              Co-Chairman of the Board -          March 30, 1997
----------------------
    Arthur B. Birtcher              BREICORP

/s/ Ronald E. Birtcher              Co-Chairman of the Board -          March 30, 1997
----------------------
    Ronald E. Birtcher              BREICORP

/s/ Richard G. Wollack              Chairman of Liquidity Fund          March 30, 1997
---------------------
    Richard G. Wollack              Asset Management, Inc.