Form 10-Q
period 1997-03-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1997-05-12
CIK 785566

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1997
                     --------------

Commission file number    0-16027
                          -------


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                          13-3341425
----------------------------------------------------------------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)



 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
----------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)



                                 (714) 643-7700
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                         QUARTERLY REPORT ON FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                     INDEX


                                                                        Page
                                                                        ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Statement of Net Assets in Liquidation -
                 March 31, 1997 (Unaudited) . . . . . . . . . . . . .     3

                 Balance Sheet -
                 December 31, 1996  . . . . . . . . . . . . . . . . .     4

                 Statements of Operations (Unaudited) -
                 Three Months Ended March 31, 1997 and 1996 . . . . .     5

                 Statements of Cash Flows (Unaudited) -
                 Three Months Ended March 31, 1997 and 1996 . . . . .     6

                 Notes to Financial Statements (Unaudited)  . . . . .     7

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . .    11


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . .    14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 MARCH 31, 1997
                                  (UNAUDITED)



ASSETS (Liquidation Basis):
---------------------------

Properties held for sale                                 $14,217,000

Investment in Cooper Village Partners                      2,742,000
Cash and cash equivalents                                  1,804,000
Accounts receivable                                           18,000
Other assets                                                  35,000
                                                         -----------

   Total Assets                                           18,816,000
                                                         -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                     356,000
Accrued expenses for liquidation                             318,000
                                                         -----------

   Total Liabilities                                         674,000
                                                         -----------

Net Assets in Liquidation                                $18,142,000
                                                         ===========



   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                                 BALANCE SHEET
                               DECEMBER 31, 1996



ASSETS
------

Properties held for sale (net of valuation
   allowance of $2,135,000)                                 $26,654,000

Investment in Cooper Village Partners                         2,727,000
Cash and cash equivalents                                       807,000
Accounts receivable (net of allowance for
   doubtful accounts of $8,000)                                  42,000
Accrued rent receivable                                         799,000
Prepaid expenses and other assets                               582,000
                                                            -----------
                                                            $31,611,000
                                                            ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                    $   574,000
                                                            -----------

Partners' capital (deficit):
   Limited Partners                                          31,254,000
   General Partner                                             (217,000)
                                                            -----------
                                                             31,037,000

Commitments and contingencies
                                                            -----------
                                                            $31,611,000
                                                            ===========

Note: The balance sheet at December 31, 1996 has been prepared from the audited financial statements as of that date.


   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended March 31,
                                              -----------------------------
                                                 1997              1996
                                              ----------        -----------
REVENUES
--------

Rental income                                 $ 270,000         $1,220,000
Interest income                                  61,000             13,000
Loss on sale of property                       (109,000)                 -
                                              ---------         ----------

   Total revenues                               222,000          1,233,000
                                              ---------         ----------

EXPENSES
--------

Operating expenses                              227,000            300,000
Real estate taxes                               124,000            176,000
Depreciation and amortization                   247,000             33,000
General and administrative                      321,000            192,000
Adjustment to carrying value of
   real estate                                        -            166,000
                                              ---------         ----------

   Total expenses                               919,000            867,000
                                              ---------         ----------

(Loss) income before equity in
   earnings                                    (697,000)           366,000

Equity in earnings of Cooper
  Village Partners                               66,000            113,000
                                              ---------         ----------

NET (LOSS) INCOME                             $(631,000)        $  479,000
                                              ==========        ==========

NET (LOSS) INCOME ALLOCABLE TO:

   General Partner                            $  (6,000)        $    5,000
                                              ==========        ==========

   Limited Partners                           $(625,000)        $  474,000
                                              ==========        ==========



   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                        ---------------------------------
                                                            1997                  1996
                                                        ------------          -----------
Cash flows from operating activities:
   Net income (loss)                                   $   (631,000)          $  479,000
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation and amortization                            247,000               33,000
   Equity in earnings of Cooper Village
     Partners                                               (66,000)            (113,000)
   Adjustment to carrying value of real estate                    -              166,000
   Loss on sale of property                                 109,000                    -

Changes in:
   Accounts receivable                                       24,000               37,000
   Prepaid expenses and other assets                        106,000               26,000
   Accrued rent receivable                                  575,000               20,000
   Accounts payable and accrued liabilities                (218,000)             (15,000)
                                                       ------------           ----------
Net cash provided by operating activities                   146,000              633,000

Cash flows from investing activities:
   Investments in real estate                              (114,000)              (4,000)
   Proceeds from sale of property                        12,860,000                    -
   Distributions received from
    Cooper Village Partners                                  51,000               59,000
                                                       ------------           ----------
Net cash provided by investing activities                12,797,000               55,000

Cash flows from financing activities:
   Distributions                                        (11,946,000)            (637,000)
                                                       ------------           ----------
Net cash used in financing activities                   (11,946,000)            (637,000)

Net increase in cash and cash equivalents                   997,000               51,000

Cash and cash equivalents, beginning of period              807,000              980,000
                                                       ------------           ----------

Cash and cash equivalents, end of period               $  1,804,000           $1,031,000
                                                       ============           ==========



   The accompanying notes are an integral part of these financial statements.

                REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies
         -------------------

         The financial statements of Real Estate Income Partners III, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

         Liquidation Basis of Accounting

         On February 18, 1997, the Partnership mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

         Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded.

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

         Carrying Value of Real Estate (Prior to the Adoption of Liquidation Basis of Accounting)

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

         Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, were carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value was recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner reviewed its estimates of fair value, which were decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position, as prior to December 31, 1995, the Partnership had not had any properties held for sale.

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

         Utilizing the same methodology, assuming a 12 month holding period, for the year ended December 31, 1996, the General Partner determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their respective appraised values (or in the case of Northtech, its sales price). As a result, the carrying value was adjusted by $548,000, $1,068,000 and $119,000, respectively to
         $4,160,000, $12,968,000 and $5,500,000, respectively, as of December
         31, 1996.

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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED(Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         For the three months ended March 31, 1997 and 1996, the Partnership incurred approximately $25,000 and $35,000, respectively, of such expenses.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $29,000 and $49,000, respectively, for the three months ended March 31, 1997 and 1996. In addition, an affiliate of the General Partner received $13,000 and $17,000 for the three months ended March 31, 1997 and 1996, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

         As previously reported, on June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals were implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% for 1997 and .75% for 1996 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1997 and 1996, amounted to $30,000 and $58,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 1997 and 1996, amounted to $5,000 and $26,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $13,000 and $16,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1997 and 1996, respectively.

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

(4)      Accrued Expenses for Liquidation
         --------------------------------

         Accrued expenses for liquidation as of March 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources
         -------------------------------

         The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners as of March 13, 1997, to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1996 and are currently held for sale.

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

         Regular distributions through March 31, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. In June 1996, the Partnership made a special distribution of $2,159,000 representing 100% of the proceeds from the sale of Flaircentre. In addition, on February 28, 1997, the partnership made a special distribution of approximately $11,700,000 representing net proceeds from the sale of Northtech after $1,000,000 held back for Partnership reserve and payment of $340,000 disposition fees to the General Partner. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment by capital reserves, after payment for capital improvements to the Partnership's properties and providing for capital reserves.

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

         The large reserve fund is prudent because after the sale of Flaircentre and Northtech, the Partnership's asset base is effectively half its former size. The Partnership's remaining assets will generate less cash flow, necessitating a larger reserve fund to cover potential emergencies or demands for capital expenditures. Since Northtech generated approximately 68% of the cash flow that funded the Partnership's regular operations and distributions for the year ended December 31, 1996, future distributions to Limited Partners of net cash from operations are expected to be significantly reduced.

         Results of Operations Prior to Adoption of the Liquidation Basis of Accounting for the Three Months Ended March 31, 1997 Compared With the Three Months Ended March 31, 1996
         ----------------------------------------------------------------------

         The decrease in rental income for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was primarily attributable to the sale of Flaircentre in June 1996 and Northtech in January 1997.

         The increase in interest income for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was attributable to the increase in Partnership's working capital available for short term investment.

         The decrease in operating expense for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was attributable to the sale of Flaircentre in June 1996, and Northtech in January 1997.

         The decrease in real estate taxes for the three months ended March 31, 1997, as compared to the corresponding period was attributable to the sale of Flaircentre in June 1996, and Northtech in January 1997.

         The decrease in equity in earnings of Cooper Village Partners for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was primarily attributable to the Partnership's portion (42%) of a $127,000 lease termination settlement fee collected from Boston Store in March 1996.

         General and administrative expenses for the three months ended March 31, 1997 and 1996, included charges of $60,000 and $119,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations Prior to Adoption of the Liquidation Basis of Accounting for the Three Months Ended March 31, 1997 Compared With the Three Months Ended March 31, 1996 (Cont'd.)
         -----------------------------------------------------------------------

         months ended March 31, 1997 and 1996, are direct charges of $261,000 and $73,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was primarily attributable to the increase in legal and professional services associated with the February 1997 Consent Solicitation.

         Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 The Partnership filed Form 8-K on January 31, 1997 to report that on January 24, 1997, it had sold Northtech, a research and development complex consisting of three two-story buildings encompassing 73,166 rental square feet located on
                 10.2 acres of land in Gaithersburg, Maryland for $13,600,000. Such report is incorporated herein by reference.

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

                                            By:  BIRTCHER LIMITED,
                                                 a California limited
                                                 partnership, General Partner
                                                 of Birtcher Investments

                                                 By:  BREICORP,
                                                      a California corporation,
                                                      formerly known as Birtcher
                                                      Real Estate Inc., General
                                                      Partner of Birtcher
                                                      Limited

Date:  May 12, 1997                                   By: /s/ Robert M. Anderson
                                                          ----------------------
                                                          Robert M. Anderson
                                                          Executive Director
                                                          BREICORP


                                  By:  LF Special Fund I, L.P.,
                                       a California limited partnership

                                       By:  Liquidity Fund Asset Management,
                                            Inc., a California corporation,
                                            General Partner of
                                            LF Special Fund I, L.P.

Date:  May 12, 1997                         By:   /s/ Brent R. Donaldson
                                                ------------------------------
                                                Brent R. Donaldson
                                                President, Liquidity Fund
                                                Asset Management, Inc.