Form 10-Q
period 1997-06-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1997-08-14
CIK 785566

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

             For Quarter Ended        June 30, 1997
                                ------------------------

             Commission file number    0-16027
                                    --------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       13-3341425
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
--------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                 (714) 643-7700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  [X]      No  [ ]

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                    ----------------------------------------

                                      INDEX
                                      -----

                                                                                   Page
                                                                                   ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statement of Net Assets in Liquidation -
             June 30, 1997 (Unaudited)..........................................    3

             Statement of Changes of Net Assets in Liquidation -
             Three Months Ended June 30, 1997 (Unaudited).......................    4

             Balance Sheet -
             December 31, 1996..................................................    5

             Statements of Operations (Unaudited) -
             Three Months Ended March 31, 1997 and Three and Six
             Months Ended June 30, 1996.........................................    6

             Statement of Cash Flows (Unaudited) -
             Six Months Ended June 30, 1997.....................................    7

             Notes to Financial Statements (Unaudited)..........................    8


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................   12


PART II.     OTHER INFORMATION..................................................   15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.           FINANCIAL STATEMENTS
                  --------------------


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  JUNE 30, 1997
                                   (UNAUDITED)
              -----------------------------------------------------

ASSETS (Liquidation Basis):
---------------------------

Properties held for sale                                             $14,246,000

Investment in Cooper Village Partners                                  2,751,000
Cash and cash equivalents                                              1,801,000
Accounts receivable                                                       14,000
Other assets                                                               9,000
                                                                     -----------
    Total Assets                                                      18,821,000
                                                                     -----------
LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                                 379,000
Accrued expenses for liquidation                                         318,000
                                                                     -----------
    Total Liabilities                                                    697,000
                                                                     -----------
Net Assets in Liquidation                                            $18,124,000
                                                                     ===========

















The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
               For the period from April 1, 1997 to June 30, 1997
                                   (Unaudited)
              -----------------------------------------------------




Net assets in liquidation at March 31, 1997                        $ 18,141,000

Increase (decrease) during period:
    Operating activities:
           Property operating income, net                               419,000
           Cooper Village equity income                                  55,000
           Interest income                                               37,000
           General and administrative expenses                         (256,000)
           Leasing commissions                                          (27,000)
                                                                   ------------
                                                                        228,000
                                                                   ------------
    Liquidating activities:
           Distribution to partners                                    (245,000)
                                                                   ------------
                                                                       (245,000)

Net decrease in assets in liquidation                                   (17,000)
                                                                   ------------
Net assets in liquidation at June 30, 1997                         $ 18,124,000
                                                                   ============


















   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                DECEMBER 31, 1996
              -----------------------------------------------------




ASSETS
------
Properties held for sale (net of valuation
    allowance of $2,135,000)                                       $ 26,654,000

Investment in Cooper Village Partners                                 2,727,000
Cash and cash equivalents                                               807,000
Accounts receivable (net of allowance for
    doubtful accounts of $8,000)                                         42,000
Accrued rent receivable                                                 799,000
Prepaid expenses and other assets                                       582,000
                                                                   ------------
                                                                   $ 31,611,000
                                                                   ============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                           $    574,000
                                                                   ------------
Partners' capital (deficit):
    Limited Partners                                                 31,254,000
    General Partner                                                    (217,000)
                                                                   ------------
                                                                     31,037,000
                                                                   ------------
Commitments and contingencies
                                                                   $ 31,611,000
                                                                   ============











Note:  The balance sheet at December 31, 1996 has been prepared from the
----   audited financial statements as of that date.


   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              -----------------------------------------------------



                                           Three Months      Three Months         Six Months
                                              Ended              Ended               Ended
                                          March 31, 1997     June 30, 1996       June 30, 1996
                                          --------------     -------------       -------------
REVENUES
--------

Rental income                             $   270,000          $1,174,000          $2,395,000
Interest income                                61,000              16,000              29,000
Loss on sale of property                     (109,000)            (13,000)            (13,000)
                                          -----------          ----------          ----------
    Total revenues                            222,000           1,177,000           2,411,000
                                          -----------          ----------          ----------

EXPENSES
--------

Operating expenses                            227,000             285,000             585,000
Real estate taxes                             124,000             124,000             300,000
Amortization                                  247,000              33,000              66,000
General and administrative                    321,000             176,000             369,000
Adjustment to carrying value
    of real estate                                  -              28,000             194,000
                                          -----------          ----------          ----------
    Total expenses                            919,000             646,000           1,514,000
                                          -----------          ----------          ----------
(Loss) Income before equity in
    earnings                                 (697,000)            531,000             897,000

Equity in earnings of Cooper
  Village Partners                             66,000              45,000             158,000
                                          -----------          ----------          ----------
NET (LOSS) INCOME                         $  (631,000)         $  576,000          $1,055,000
                                          ===========          ==========          ==========

NET (LOSS) INCOME ALLOCABLE TO:

    General Partner                       $    (6,000)         $    6,000          $   11,000
                                          ===========          ==========          ==========

    Limited Partners                      $  (625,000)         $  570,000          $1,044,000
                                          ===========          ==========          ==========









   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
              -----------------------------------------------------


                                                                     Six Months
                                                                        Ended
                                                                    June 30, 1996
                                                                    -------------
Cash flows from operating activities:
    Net income                                                      $ 1,055,000
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    Amortization                                                         66,000
    Equity in earnings of Cooper Village
      Partners                                                         (158,000)
    Adjustment to carrying value of real estate                         194,000
    Loss on sale of property                                             13,000
Changes in:
    Accounts receivable                                                   3,000
    Prepaid expenses and other assets                                    51,000
    Accrued rent receivable                                              24,000
    Accounts payable and accrued liabilities                            (94,000)
                                                                    -----------
Net cash provided by operating activities                             1,154,000

Cash flows from investing activities:
    Investments in real estate                                          (64,000)
    Proceeds from sale of property                                    2,153,000
    Distributions received from
      Cooper Village Partners                                           134,000
                                                                    -----------
Net cash provided by investing activities                             2,223,000

Cash flows from financing activities:
    Distributions                                                    (3,420,000)
                                                                    -----------
Net cash used in financing activities                                (3,420,000)

Net decrease in cash and cash
    equivalents                                                         (43,000)

Cash and cash equivalents, beginning of
    period                                                              980,000
                                                                    -----------
Cash and cash equivalents, end of period                            $   937,000
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

      The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years, therefore, is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

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

      Carrying Value of Real Estate (Prior to the Adoption of Liquidation Basis of Accounting)

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if the General Partner believes factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

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

      For the three months ended June 30, 1997 and 1996, the Partnership incurred approximately $45,000 and $32,000, respectively, of such expenses. For the six months ended June 30, 1997 and 1996, such fees were $70,000 and $67,000, respectively.

      An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $25,000 and $44,000, respectively, for the three months ended June 30, 1997 and 1996. For the six months ended June 30, 1997 and 1996, such fees were $54,000 and $93,000, respectively. In addition, an affiliate of the General Partner received $13,000 and $15,000 for the three months ended June 30, 1997 and 1996, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months ended June 30, 1997 and 1996, such costs were $26,000 and $32,000, respectively.

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

      The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% for 1997 and .75% for 1996 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended June 30, 1997 and 1996, amounted to $23,000 and $57,000, respectively. For the six months ended June 30, 1997 and 1996, such fees were $53,000 and $116,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended June 30, 1997 and 1996, amounted to $6,000 and $0, respectively. For the six months ended June 30, 1997 and 1996, such fees were $12,000 and $26,000, respectively.

      In addition to the aforementioned, the General Partner was also paid $14,000 and $14,000 related to the Partnership's portion (42%) of asset management

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

(2)   Transactions with Affiliates (Cont'd.)
      ----------------------------

      fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, such fees and reimbursements amounted to $25,000 and $31,000, respectively.

      On January 24, 1997 the Partnership sold Northtech for a sale price of $13,600,000. The Partnership realized approximately $13,079,000 from the sale, after accounting for closing costs and prorations of approximately $521,000. The purchaser of Northtech has for three years had a preexisting relationship with an affiliate of Birtcher Investors, pursuant to which the purchaser had contracted with Birtcher to locate, acquire and manage real property for the purchaser's account. No broker was paid a commission as part of the transaction. Since the sale price exceeded the January 1, 1993 appraised value ($12,900,000), pursuant to the 1993 amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of approximately $340,000 in connection with the sale. The purchaser paid a net investment advisory fee of approximately $52,000 to the affiliate of Birtcher Investors and has retained Birtcher Property Services to manage the property.

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

(4)   Accrued Expenses for Liquidation
      --------------------------------

      Accrued expenses for liquidation as of June 30, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

      Regular distributions through June 30, 1997 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. In June 1996, the Partnership made a special distribution of $2,159,000 representing 100% of the proceeds from the sale of Flaircentre. In addition, on February 28, 1997, the partnership made a special distribution of approximately $11,700,000 representing net proceeds from the sale of Northtech after $1,000,000 held back for Partnership reserves and payment of $340,000 disposition fees to the General Partner. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment by capital reserves, after payment for capital improvements to the Partnership's properties and providing for capital reserves.

      On January 24, 1997 the Partnership sold Northtech for a sale price of $13,600,000. The Partnership realized approximately $13,079,000 from the sale, after accounting for closing costs and prorations of approximately $521,000. The purchaser of Northtech has for three years had a preexisting relationship with an affiliate of Birtcher Investors, pursuant to which the purchaser had contracted with Birtcher to locate, acquire and manage real property for the purchaser's account. No broker was paid a commission as part

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Cont'd.)
         -------------

      Liquidity and Capital Resources (Cont'd.)
      -------------------------------

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

      On July 8, 1997, the Partnership entered into an agreement to sell Martinazzi Square for $6,100,000. The sale is subject to the Buyer completing a physical inspection of the property and other, normal conditions precedent to closing a real estate transaction of this type. The sale is currently scheduled to close on or before October 10, 1997. Martinazzi Square had been appraised as of January 1, 1997 at a value of $5,500,000. If the sale is completed as contemplated, the sales price will exceed the January 1, 1993 appraised value ($5,400,000), so the General Partner will earn a disposition fee of $153,000.

      The Partnership intends to distribute net proceeds from the sale of Martinazzi Square to the Limited Partners as soon as practicable after closing. The sale of Martinazzi Square will reduce the Partnership's real estate assets to Creek Edge, The Forum, plus its 42% interest in Cooper Village Shopping Center. Since Martinazzi Square generated approximately $145,000 per quarter in net operating income, or approximately 31% of the cash flow that funded the Partnership's regular operations and distributions since the sale of NorthTech in January 1997, future distributions to the Limited Partners of cash from operations will be significantly reduced.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Cont'd.)
         -------------

      Results of Operations for the Three Months Ended June 30, 1997
      --------------------------------------------------------------

      Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting).

      For the three months ended June 30, 1997, the Partnership generated $419,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners), which was lower than that of prior periods. The decrease in rental income for the three months ended March 31, 1997, was primarily attributable to the sales of Flaircentre in June 1996 and Northtech in January 1997.

      Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 1997, interest income was approximately $37,000.

      General and administrative expenses for the three months ended June 30, 1997, included charges of $74,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended June 30, 1997, are direct charges of $182,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

      Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of June 30, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

      So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

      On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.

      On June 13, 1997, the Partnership, its affiliated partnership, Damson/Birtcher Realty Income Fund-II, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Damson/Birtcher Realty Income Fund-II took pursuant to the respective consent solicitations dated February 18, 1997 were effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The defendant has answered the complaint. No motions are pending at this time.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a)   Exhibits:

          27 - Financial Data Schedule

     b)   Reports on Form 8-K:

          None filed in the period ended June 30, 1997

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

                                                 By:   BIRTCHER LIMITED,
                                                       a California limited partnership,
                                                       General Partner of Birtcher Investments

                                                       By:    BREICORP,
                                                              a California corporation,
                                                              formerly known as Birtcher
                                                              Real Estate Inc., General
                                                              Partner of Birtcher Limited

Date:    August 12, 1997                                      By:   /s/Robert M. Anderson
                                                                    ----------------------------
                                                                    Robert M. Anderson
                                                                    Executive Director
                                                                    BREICORP

                                    By:   LF Special Fund I, L.P.,
                                          a California limited partnership

                                          By:    Liquidity Fund Asset Management, Inc.,
                                                 a California corporation, General
                                                 Partner of LF Special Fund I, L.P.

Date:    August 12, 1997                         By:   /s/ Brent R. Donaldson
                                                       ----------------------------
                                                       Brent R. Donaldson
                                                       President
                                                       Liquidity Fund Asset Management, Inc.