Form 10-Q
period 1997-09-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1997-11-13
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ------------------------------------------

For Quarter Ended September 30, 1997
                  --------------------------------------------------------------


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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

              ----------------------------------------------------

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statement of Net Assets in Liquidation -
         September 30, 1997 (Unaudited)...................................... 3

         Statement of Changes of Net Assets in Liquidation -
         Three Months Ended September 30, 1997 (Unaudited)................... 4

         Balance Sheet - December 31, 1996................................... 5

         Statements of Operations (Unaudited) -
         Three Months Ended March 31, 1997 and Three and Nine
         Months Ended September 30, 1996..................................... 6

         Statement of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1996................................ 7

         Notes to Financial Statements (Unaudited)........................... 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................13

PART II. OTHER INFORMATION...................................................16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
              ----------------------------------------------------


ASSETS (Liquidation Basis):
---------------------------

Properties held for sale                                  $14,326,000

Investment in Cooper Village Partners                       2,735,000
Cash and cash equivalents                                   1,788,000
Accounts receivable                                            16,000
Other assets                                                   19,000
                                                          -----------
    Total Assets                                           18,884,000
                                                          -----------
LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                      439,000
Accrued expenses for liquidation                              318,000
                                                          -----------
    Total Liabilities                                         757,000
                                                          -----------
Net Assets in Liquidation                                 $18,127,000
                                                          ===========


   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
             FOR THE PERIOD FROM JULY 1, 1997 TO SEPTEMBER 30, 1997
                                   (UNAUDITED)
             ------------------------------------------------------


Net assets in liquidation at June 30, 1997                       $ 18,124,000

Increase (decrease) during period:
    Operating activities:
           Property operating income, net                             413,000
           Cooper Village equity income                                35,000
           Interest income                                             22,000
           General and administrative expenses                       (214,000)
           Leasing commissions                                         (8,000)
                                                                 ------------

                                                                      248,000
                                                                 ------------
    Liquidating activities:
           Distribution to partners                                  (245,000)
                                                                 ------------
                                                                     (245,000)

Net increase in assets in liquidation                                   3,000
                                                                 ------------

Net assets in liquidation at September 30, 1997                  $ 18,127,000
                                                                 ============


   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                DECEMBER 31, 1996
              ----------------------------------------------------


ASSETS

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
                                                            ------------
                                                              31,037,000

Commitments and contingencies
                                                            ------------
                                                            $ 31,611,000
                                                            ============


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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              ----------------------------------------------------


                                     Three Months     Three Months      Nine Months
                                        Ended             Ended            Ended
                                       3/31/97           9/30/96          9/30/96
                                     ------------     ------------      -----------
REVENUES

Rental income                        $   270,000       $ 1,228,000      $ 3,623,000
Interest income                           61,000            12,000           41,000
Loss on sale of property                (109,000)               --          (13,000)
                                     -----------       -----------      -----------

    Total revenues                       222,000         1,240,000        3,651,000
                                     -----------       -----------      -----------

EXPENSES

Operating expenses                       227,000           315,000          900,000
Real estate taxes                        124,000           151,000          451,000
Amortization                             247,000            32,000           98,000
General and administrative               321,000           201,000          570,000
Adjustment to carrying value
    of real estate                            --           416,000          610,000
                                     -----------       -----------      -----------

    Total expenses                       919,000         1,115,000        2,629,000
                                     -----------       -----------      -----------

(Loss) Income before equity in
    earnings                            (697,000)          125,000        1,022,000

Equity in earnings of Cooper
  Village Partners                        66,000            47,000          205,000
                                     -----------       -----------      -----------

NET (LOSS) INCOME                    $  (631,000)      $   172,000      $ 1,227,000
                                     ===========       ===========      ===========

NET (LOSS) INCOME ALLOCABLE TO:

    General Partner                  $    (6,000)      $     2,000      $    12,000
                                     ===========       ===========      ===========

    Limited Partners                 $  (625,000)      $   170,000      $ 1,215,000
                                     ===========       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
              ----------------------------------------------------

                                                                  Nine Months
                                                                     Ended
                                                                    9/30/96
                                                                 ------------
Cash flows from operating activities:
    Net income                                                   $ 1,227,000
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    Amortization                                                      98,000
    Equity in earnings of Cooper Village
      Partners                                                      (205,000)
    Adjustment to carrying value of real estate                      610,000
    Loss on sale of property                                          13,000
Changes in:
    Accounts receivable                                               45,000
    Prepaid expenses and other assets                                (98,000)
    Accrued rent receivable                                               --
    Accounts payable and accrued liabilities                          27,000
                                                                 -----------
Net cash provided by operating activities                          1,717,000

Cash flows from investing activities:
    Investments in real estate                                      (530,000)
    Proceeds from sale of property                                 2,153,000
    Distributions received from
    Cooper Village Partners                                          218,000
                                                                 -----------
Net cash provided by investing activities                          1,841,000

Cash flows from financing activities:
    Distributions                                                 (3,678,000)
                                                                 -----------
Net cash used in financing activities                             (3,678,000)

Net decrease in cash and cash
    equivalents                                                     (120,000)

Cash and cash equivalents, beginning of
    period                                                           980,000
                                                                 -----------
Cash and cash equivalents, end of period                         $   860,000
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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1997 and 1996, the Partnership incurred approximately $34,000 and $39,000, respectively, of such expenses. For the nine months ended September 30, 1997 and 1996, such fees were $104,000 and $106,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $24,000 and $47,000, respectively, for the three months ended September 30, 1997 and 1996. For the nine months ended September 30, 1997 and 1996, such fees were $78,000 and $140,000, respectively. In addition, an affiliate of the General Partner received $18,000 and $11,000 for the three months ended September 30, 1997 and 1996, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months ended September 30, 1997 and 1996, such costs were $45,000 and $43,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% for 1997 and .75% for 1996 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1997 and 1996, amounted to $25,000 and $54,000, respectively. For the nine months ended September 30, 1997 and 1996, such fees were $78,000 and $170,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 1997 and 1996, amounted to $9,000 and $17,000, respectively. For the nine months ended September 30, 1997 and 1996, such fees were $21,000 and $43,000, respectively.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         In addition to the aforementioned, the General Partner was also paid $14,000 and $13,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, such fees and reimbursements amounted to $41,000 and $44,000, respectively.

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

         Litigation

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.
                                           --------------------

         On June 13, 1997, the Partnership, its affiliated partnership, Damson/Birtcher Realty Income Fund-II, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Damson/Birtcher Realty Income Fund-II took pursuant to the

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(3)      Commitments and Contingencies (Cont'd.)

         respective consent solicitations dated February 18, 1997 were effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The parties have initiated discovery. The defendant has answered the complaint. No motions are pending at this time.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of September 30, 1997, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

(5)      Subsequent Events

         On October 1, 1997, the Partnership sold Martinazzi Square Shopping Center for $6,100,000. The Partnership realized approximately $5,824,000 after accounting for brokerage commissions, closing costs and prorations of $276,000. Since the sale price exceeded the January 1, 1993 appraised value ($5,400,000), pursuant to the 1993 amendment of the Partnership agreement the General Partner earned, and was paid, a property disposition fee of $152,000 in connection with the sale.

         The Partnership distributed the net proceeds of $5,600,000 from the sale of Martinazzi Square Shopping Center to the Limited Partners on October 15, 1997.

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

         Regular distributions through September 30, 1997 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. As described in more detail below, in June 1996, the Partnership made a special distribution of $2,159,000 representing 100% of the proceeds from the sale of Flaircentre; on February 28, 1997, the Partnership made a special distribution of approximately $11,700,000 representing net proceeds from the sale of Northtech after $1,000,000 held back for Partnership reserves and payment of $340,000 disposition fees to the General Partner; and on October 15, 1997, the Partnership made a special distribution of approximately $5,600,000, representing substantially all of the net proceeds from the sale of Martinazzi Square Shopping Center. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment by capital reserves, after payment for capital improvements to the Partnership's properties and providing for capital reserves.

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

         On October 1, 1997, the Partnership sold Martinazzi Square for $6,100,000. The Partnership realized approximately $5,824,000 after accounting for brokerage commissions, closing costs and prorations of $276,000. Since the sale price exceeded the January 1, 1993 appraised value ($5,400,000), pursuant to the 1993 amendment of the Partnership agreement the General Partner earned, and was paid, a property disposition fee of $152,000 in connection with the sale. The Partnership distributed the net proceeds of $5,600,000 from the sale of Martinazzi Square Shopping Center to the Limited Partners on October 15, 1997.

         The sales of Flaircentre, Northtech, and Martinazzi Square have reduced the Partnership's real estate assets to Creek Edge, The Forum, plus its 42% interest in Cooper Village Shopping Center. Since Northtech had generated over two-thirds of the cash flow that funded the Partnership's regular operations and distributions for the year ended December 31, 1996, and Martinazzi Square generated approximately $145,000 per quarter in net operating income, or approximately 31% of the cash flow that funded the Partnership's regular operations and distributions since the sale of NorthTech in January 1997, future distributions to the Limited Partners of cash from operations will be significantly reduced.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1997

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

         For the three months ended September 30, 1997, the Partnership generated $413,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners), which was lower than that of prior periods. The decrease in net operating income for the three months ended September 30, 1997, as compared with the corresponding period in 1996, was primarily attributable to the sale of Northtech in January 1997.

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 1997, interest income was approximately $22,000.

         General and administrative expenses for the three months ended September 30, 1997, included charges of $68,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended September 30, 1997, are direct charges of $146,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of September 30, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.
                                           --------------------

         On June 13, 1997, the Partnership, its affiliated partnership, Damson/Birtcher Realty Income Fund-II, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Damson/Birtcher Realty Income Fund-II took pursuant to the respective consent solicitations dated February 18, 1997 were effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The parties have initiated discovery. The defendant has answered the complaint. No motions are pending at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K:

              None filed in the period ended September 30, 1997

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

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher Investments

                                         By: BREICORP,
                                             a California corporation,
                                             formerly known as Birtcher
                                             Real Estate Inc., General
                                             Partner of Birtcher Limited

Date: November 13, 1997                      By: /s/Robert M. Anderson
                                                 -------------------------
                                                 Robert M. Anderson
                                                 Executive Director
                                                 BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date: November 13, 1997              By: /s/ Brent R. Donaldson
                                         -----------------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER        DESCRIPTION                                         PAGE
-------       -----------                                      -----------

 27           Financial Data Schedule