Form 10-K
period 1997-12-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1998-03-31
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-16027

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

                                 (714) 643-7700
                         (Registrant's telephone number)

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997


                                      INDEX

                                                                                 Page

PART I

                 Item 1.  Business...........................................     3
                 Item 2.  Properties.........................................     6
                 Item 3.  Legal Proceedings..................................     7
                 Item 4.  Submission of Matters to a Vote of
                            Security Holders.................................     8


PART II

                 Item 5.  Market for the Registrant's Limited Partnership
                            Interests and Related Security Holder Matters....     8
                 Item 6.  Selected Financial Data............................     9
                 Item 7.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..............    10
                 Item 8.  Financial Statements and Supplementary Data........   F-1
                 Item 9.  Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure..............    20


PART III

                 Item 10. Directors and Executive Officers of the
                            Registrant.......................................    20
                 Item 11. Executive Compensation.............................    21
                 Item 12. Security Ownership of Certain Beneficial Owners
                            and Management...................................    21
                 Item 13. Certain Relationships and Related Transactions.....    21


PART IV

                 Item 14. Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K..............................    21
                   ---    Signatures.........................................    24

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to insure that each property is carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre, NorthTech and Cooper Village (42% interest), had carrying values greater than their appraised values, and therefore reduced their carrying values to $3,802,000, $2,155,000, $13,933,000, and $2,682,000, respectively as of December 31, 1995. Since the adoption of the 1993

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 1.                     Business (Cont'd.)

Solicitation, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the recent sales of Flaircentre, Northtech and Martinazzi Square, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's properties proposed by the potential purchasers.

During 1996, the Partnership made certain capital improvements that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 and determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their respective appraised values. As a result, during the year ended December 31, 1996, the carrying values were adjusted by $548,000, $1,068,000 and $119,000, to $4,160,000, $12,968,000 and $5,500,000, respectively, as of December 31, 1996.

On February 18, 1997, the General Partner mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership's properties. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate those offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 1.                     Business (Cont'd.)

The Partnership derives most of its revenue from rental income. Penril, Inc. ("Penril") represented a significant portion of such income until Northtech was sold in January 1997. Rental income from Penril totaled $1,319,000 in 1996 and $1,054,000 in 1995, or approximately 27% and 21%, respectively, of the Partnership's total rental income. See Item 7 for further discussion concerning the current status of this tenant.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 2.  PROPERTIES



                                                                                              NUMBER OF
                                                                                    NET        TENANT          PERCENTAGE
                                 APPROXIMATE                                      RENTABLE     LEASES           OCCUPIED
                                   PURCHASE                                       AREA IN      AS OF             AS OF
NAME/LOCATION/DATE ACQUIRED        PRICE(1)             DESCRIPTION                SQ. FT.    12/31/97          12/31/97
--------------------------------------------------------------------------------------------------------------------------
Creek Edge Business Center       $ 4,874,000    Combination office and warehouse   76,297         1              100%
Eden Prairie, Minnesota                         building located on 5.73 acres
July 1, 1986                                    of land.

The Forum                          5,940,000    A three-story office building      73,166        11               84%
Wauwatosa, Wisconsin                            located on 3.7 acres of land.
August 28, 1986

Cooper Village                   3,769,000(2)   A single-story shopping center    43,433(2)      18               80%
Mesa, Arizona                                   located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988

TOTAL                            $14,583,000                                       192,896
                                 ===========                                       =======

SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 2.       PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE

         (1) The purchase price does not include an allocable share of acquisition fees of $991,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.

         (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership, an affiliated limited partnership. At December 31, 1997, the Partnership had a 42% interest in CV Partners. (See Note 3 to Financial Statements in Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 42% of the respective amounts for CV Partners.

Item 3.       LEGAL PROCEEDINGS

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, however:

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

On June 13, 1997, the Partnership, its affiliated partnership, Damson/Birtcher Realty Income Fund-II, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Damson/Birtcher Realty Income Fund-II took pursuant to the respective consent solicitations dated February 18, 1997 was effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The parties have initiated discovery. The defendant has answered the complaint. No motions are pending at this time.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

As of February 28, 1998, the number of holders of the Partnership's interests is as follows:

                General Partner                                     1
                Limited Partners                                6,585
                                                                -----
                                                                6,586
                                                                =====

The Partnership makes cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS         1998              1997             1996              1995              1994               1993
------------------------------------------------------------------------------------------------------------------

First        $   242,000       $11,944,000       $   631,000       $   408,000       $   388,000       $   618,000
Second                             242,000         2,777,000           446,000           478,000           688,000
Third                              242,000           255,000           490,000           433,000           318,000
Fourth                           5,847,000           318,000           694,000           440,000           414,000


The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

In June 1996, the Partnership made a $2,159,000 special distribution to its limited partners from a portion of the proceeds from the sale of Flaircentre. See Item 7, Liquidity and Capital Resources, for further discussion.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (CONT'D.)

In February 1997, the Partnership made a $11,708,000 special distribution to its limited partners from a portion of the proceeds from the sale of Northtech. See
Item 7, Liquidity and Capital Resources, for further discussion.

In October 1997, the Partnership made a $5,605,000 special distribution to its limited partners from the proceeds of the sale of Martinazzi Square. See Item 7, Liquidity and Capital Resources, for further discussion.

Item 6.                     SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                            PERIOD ENDED       ------------------------------------------------------------------------
                             MARCH 31,
                               1997                1996                1995                1994                1993
                           --------------------------------------------------------------------------------------------

Total Revenues             $    222,000        $  4,956,000        $  5,191,000        $  4,576,000        $  5,011,000
                           ============        ============        ============        ============        ============

Net Income (Loss):
  General Partner          $     (6,000)       $      6,000        $     (7,000)       $    (15,000)       $      5,000
  Limited Partners             (625,000)            628,000            (646,000)         (1,516,000)            473,000
                           ------------        ------------        ------------        ------------        ------------

                           $   (631,000)       $    634,000        $   (653,000)       $ (1,531,000)       $    478,000
                           ============        ============        ============        ============        ============
Total Distributions:
  General Partner          $      2,000        $     18,000        $     21,000        $     18,000        $     21,000
                           ============        ============        ============        ============        ============

  Limited Partners         $ 11,944,000        $  3,981,000        $  2,038,000        $  1,739,000        $  2,038,000
                           ============        ============        ============        ============        ============

The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

                          PERIOD FROM
                     APRIL 1, 1997 THROUGH
                       DECEMBER 31, 1997
                       -----------------
Property Operating
 Income, net             $ 1,099,000
                         ===========
Distributions to
 Partners                $ 6,339,000
                         ===========

Net Assets in
 Liquidation
 at 12/31/97             $12,716,000
                         ===========

                                              DECEMBER 31,
                   -----------------------------------------------------------------
                       1996             1995              1994              1993
                   -----------------------------------------------------------------
Total Assets       $31,611,000       $34,850,000       $37,505,000       $40,825,000
                   ===========       ===========       ===========       ===========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1996 and 1997 and are currently held for sale.

Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Regular distributions for the year ended December 31, 1997, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. The Partnership made special distributions of $5,605,000 in October 1997 (sale of Martinazzi Square), $11,708,000 in February 1997 (sale of Northtech) and $2,159,000 in June 1996 (sale of Flaircentre). Future cash distributions will be made principally to the extent of cash flow attributable to the operations and sales of the Partnership's properties after capital reserve requirements. See
Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

On October 1, 1997, the Partnership sold Martinazzi Square for $6,100,000. The Partnership realized approximately $5,824,000 after accounting for brokerage commissions, closing costs and prorations of $276,000. Since the sale price exceeded the January 1, 1993 appraised value ($5,400,000), pursuant to the 1993 amendment of the Partnership agreement the General Partner earned, and was paid, a property disposition fee of $153,000 in connection with the sale. The Partnership distributed the net proceeds of approximately $5,605,000 from the sale of Martinazzi Square Shopping Center to the Limited Partners on October 15, 1997.

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

The large reserve fund is prudent because after the sale of Flaircentre and Northtech, the Partnership's asset base was effectively half its former size. The Partnership's remaining assets will generate less cash flow, necessitating a larger reserve fund to cover potential emergencies or demands for capital expenditures. Since Northtech generated approximately 68% of the cash flow that funded the Partnership's regular operations and distributions for the year ended December 31 1996, future distributions to Limited Partners of net cash from operations are expected to be significantly reduced.

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

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1997, 1996 and 1995.

On February 18, 1997, the General Partner mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate these offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

January 1, 1998 Property Appraisals and Net Asset Value

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

Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals and over approximately two years in connection with the January 1997 appraisals and over the next year for the 1998 appraisals.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement and the liquidation of the Partnership, the appraiser estimated the value of the Partnership's properties at January 1, 1998 to be $12,252,000, net of estimated selling costs.

The foregoing appraised value of the Partnership's remaining properties indicates an estimated value of net assets in liquidation of $13,415,000 or $2,111 per $10,000 of original investor subscription. (Net assets in liquidation represent the appraised value of the Partnership's properties, cash, and other assets, less all liabilities including accrued expenses for liquidation).

Other Matters

The General Partner and its affiliates are currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Partnership's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

Other Matters (Cont'd.)

on preliminary information, the cost of addressing potential problems is not currently expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. However, the inability of the General Partner and its affiliates or their suppliers or distributors and other vendors to resolve such processing issues in a timely manner could have a material adverse impact on the Partnership. Accordingly, the General Partner and its affiliates plan to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Results of Operations

Year Ended December 31, 1997

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base and are therefore not comparable. The Partnership's operating results have been reflected on the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting) and Statement of Operations for the three months ended March 31, 1997.

For the year ended December 31, 1997, the Partnership generated $1,018,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners), which was lower than 1996. The decrease in net operating income was primarily attributable to the sale of Northtech in January 1997 and the sale of Martinazzi Square in October 1997, and the sale of Flaircentre in June 1996.

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 1997, interest income was approximately $150,000. The increase is due to the temporary investment of proceeds from the sale of Northtech.

General and administrative expenses for the year ended December 31, 1997, included charges of $248,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1997, are direct charges of $661,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The increase in general and administrative expenses for the year ended December 31, 1997, as compared to

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1997 (Cont'd.)

1996, was primarily attributable to the increase in legal and professional services, printing costs, postage and mailing expenses associated with the Partnership's solicitation of the Limited Partners consent for the liquidation of the Partnership in February 1997.

Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of December 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of December 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

During 1996, the Partnership made certain capital improvements to properties held for sale that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its apprasised value as of January 1, 1997 (or in the case of Northtech, its sales price) and determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their respective appraised values. As a result, during the year ended December 31, 1996, the carrying values were adjusted by $548,000, $1,068,000 and $119,000, respectively to $4,160,000, $12,968,000 and $5,500,000, respectively.

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

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP
                        --------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Recent Accounting Pronouncements.
---------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will not have an impact on the Partnership's financial reporting.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report description information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS 131 will not have a material impact on the Partnership's financial reporting.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                             Page
                                                                                             ----

Independent Auditors' Report..............................................................   F-3

Financial Statements:
              Statement of Net Assets in Liquidation as of December 31, 1997..............   F-4

              Statement of Changes of Net Assets in Liquidation for the Nine Months
              Ended December 31, 1997.....................................................   F-5

              Balance Sheet as of December 31, 1996.......................................   F-6

              Statements of Operations for the Three Months Ended March 31, 1997
              and the Years Ended December 31, 1996 and 1995..............................   F-7

              Statements of Changes in Partners' Capital for the Three Months Ended
              March 31, 1997 and the Years Ended December 31, 1996 and 1995...............   F-8

              Statements of Cash Flows for the Three Months Ended March 31, 1997
              and the Years Ended December 31, 1996 and 1995..............................   F-9

              Notes to Financial Statements...............................................   F-10

Schedule:
              III - Real Estate in Liquidation and Accumulated Depreciation as of
              December 31, 1997...........................................................   F-24

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Independent Auditors' Report..........................................................  F-27

Financial Statements:

              Statement of Net Assets in Liquidation as of December 31, 1997..........  F-28

              Statement of Changes of Net Assets in Liquidation for the Nine Months
              Ended December 31, 1997.................................................  F-29

              Balance Sheet as of December 31, 1996...................................  F-30

              Statements of Operations for the Three Months Ended March 31, 1997
              and the Years Ended December 31, 1996 and 1995..........................  F-31

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

              INDEX TO FINANCIAL STATEMENTS AND SCHEDULE (CONTINUED)

              Statements of Changes in Partners' Capital for the Three Months Ended
              March 31, 1997 and the Years Ended December 31, 1996 and 1995................  F-32

              Statements of Cash Flows for the Three Months Ended March 31, 1997
              and the Years Ended December 31, 1996 and 1995...............................  F-33

              Notes to Financial Statements................................................  F-34

Schedule:
              III - Real Estate in Liquidation and Accumulated Depreciation as of
              December 31, 1997............................................................  F-41

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1997 and financial position as of December 31, 1996 of Real Estate Income Partners III, Limited Partnership, and the changes of net assets in liquidation for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, Real Estate Income Partners III has changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.



                                        KPMG PEAT MARWICK LLP

Orange County, California
March 6, 1998

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1997





ASSETS (Liquidation Basis):

Properties                                                           $ 8,820,000
Investment in Cooper Village Partners                                  2,733,000
Cash and cash equivalents                                              1,774,000
Accounts receivable                                                       33,000
Other assets                                                              11,000
                                                                     -----------

      Total Assets                                                    13,371,000
                                                                     -----------
LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                                 337,000
Accrued expenses for liquidation                                         318,000
                                                                     -----------
      Total Liabilities                                                  655,000
                                                                     -----------
Net Assets in Liquidation                                            $12,716,000
                                                                     ===========



The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997





Net assets in liquidation at March 31, 1997                        $ 18,142,000

Increase (decrease) during period:
      Operating activities:
             Property operating income, net                           1,099,000
             Equity in earnings of Cooper Village Partners              146,000
             Interest income                                             88,000
             Gain from sale of assets                                   203,000
             General and administrative expenses                       (588,000)
             Leasing commissions                                        (35,000)
                                                                   ------------

                                                                        913,000

      Liquidating activities - distribution to partners              (6,339,000)
                                                                   ------------


Net decrease in assets in liquidation                                (5,426,000)
                                                                   ------------

Net assets in liquidation at December 31, 1997                     $ 12,716,000
                                                                   ============



The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                                  BALANCE SHEET


                                                                    DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS

Properties held for sale (net of valuation
  allowance of $2,135,000)                                         $ 26,654,000

Investment in Cooper Village Partners                                 2,727,000
Cash and cash equivalents                                               807,000
Accounts receivable (net of allowance for
     doubtful accounts of $8,000)                                        42,000
Accrued rent receivable                                                 799,000
Prepaid expenses and other assets, net                                  582,000
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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                            FOR THE
                                          THREE MONTHS
                                             ENDED                   FOR THE YEARS
                                            MARCH 31,               ENDED DECEMBER 31,
                                          -----------        ------------------------------
                                              1997              1996               1995
                                          -----------        -----------        -----------

REVENUES:
     Rental income                        $   270,000        $ 4,910,000        $ 5,119,000
     Interest and other income                 61,000             59,000             72,000
     Loss on sale of property                (109,000)           (13,000)                --
                                          -----------        -----------        -----------

       Total revenues                         222,000          4,956,000          5,191,000
                                          -----------        -----------        -----------


EXPENSES:
     Operating expenses                       227,000          1,182,000          1,277,000
     Real estate taxes                        124,000            576,000            676,000
     Depreciation and amortization            247,000            132,000          1,726,000
     General and administrative               321,000            768,000            718,000
     Adjustment to carrying value
       of real estate                              --          1,735,000          1,000,000
                                          -----------        -----------        -----------

       Total expenses                         919,000          4,393,000          5,397,000
                                          -----------        -----------        -----------

Income (loss) before equity in
  earnings (loss) of Cooper Village
  Partners                                   (697,000)           563,000           (206,000)

Equity in earnings (loss) of
  Cooper Village Partners                      66,000             71,000           (447,000)
                                          -----------        -----------        -----------

NET INCOME (LOSS)                         $  (631,000)       $   634,000        $  (653,000)
                                          ===========        ===========        ===========

NET INCOME (LOSS) ALLOCABLE TO:

     General Partner                      $    (6,000)       $     6,000        $    (7,000)
                                          ===========        ===========        ===========

     Limited Partners                     $  (625,000)       $   628,000        $  (646,000)
                                          ===========        ===========        ===========



The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                           AND THE YEARS ENDED DECEMBER 31,
                                                    1996 AND 1995
                                 ----------------------------------------------------


                                   GENERAL             LIMITED
                                   PARTNER             PARTNERS              TOTAL
                                 ----------------------------------------------------



Balance, December 31, 1994       $   (177,000)       $ 37,291,000        $ 37,114,000

     Net loss                          (7,000)           (646,000)           (653,000)
     Distributions                    (21,000)         (2,038,000)         (2,059,000)
                                 ------------        ------------        ------------


Balance, December 31, 1995           (205,000)         34,607,000          34,402,000

     Net income                         6,000             628,000             634,000
     Distributions                    (18,000)         (3,981,000)         (3,999,000)
                                 ------------        ------------        ------------

Balance, December 31, 1996           (217,000)         31,254,000          31,037,000

     Net loss                          (6,000)           (625,000)           (631,000)
     Distributions                     (2,000)        (11,944,000)        (11,946,000)
                                 ------------        ------------        ------------

Balance, March 31, 1997          $   (225,000)       $ 18,685,000        $ 18,460,000
                                 ============        ============        ============



The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS



                                                  THREE MONTHS
                                                     ENDED                     FOR THE YEARS
                                                    MARCH 31,                 ENDED DECEMBER 31,
                                                  ------------        --------------------------------
                                                      1997                1996                1995
                                                  ------------        --------------------------------

Cash flows from operating activities:
Net income (loss)                                 $   (631,000)       $    634,000        $   (653,000)
Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
        Depreciation and amortization                  247,000             132,000           1,726,000
        Equity in (earnings) loss of Cooper
          Village Partners                             (66,000)            (71,000)            447,000
        Adjustment to carrying value
          of real estate                                    --           1,735,000           1,000,000
        Loss of sale of property                       109,000              13,000                  --
Changes in:
        Accounts receivable                             24,000              29,000             (22,000)
        Accrued rent receivable                        575,000                  --             (34,000)
        Prepaid expenses and other assets              106,000             (93,000)           (124,000)
        Accounts payable and accrued
          liabilities                                 (218,000)            126,000              57,000
                                                  ------------        ------------        ------------
Net cash provided by operating
        activities                                     146,000           2,505,000           2,397,000
                                                  ------------        ------------        ------------

Cash flows from investing activities:
        Investments in real estate                    (114,000)         (1,098,000)           (666,000)
        Proceeds from sale of property              12,860,000           2,159,000                  --
        Distributions received from
        Cooper Village Partners                         51,000             260,000             223,000
                                                  ------------        ------------        ------------

Net cash provided by (used in)
        investing activities                        12,797,000           1,321,000            (443,000)
                                                  ------------        ------------        ------------

Cash flows from financing activities -
        distributions                              (11,946,000)         (3,999,000)         (2,059,000)
                                                  ------------        ------------        ------------

Net increase (decrease) in cash
        and cash equivalents                           997,000            (173,000)           (105,000)

Cash and cash equivalents,
        beginning of period                            807,000             980,000           1,085,000
                                                  ------------        ------------        ------------

Cash and cash equivalents,
        end of period                             $  1,804,000        $    807,000        $    980,000
                                                  ============        ============        ============



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

         The amendment modified the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1998 and 1997 the portfolio was appraised at an aggregate value of approximately $12,252,000 and $33,895,000 (unaudited), respectively, which includes the Partnership's interest in Cooper Village Partners which was appraised at $2,667,000 (unaudited) and $2,705,000 (unaudited), respectively. The factor used to calculate the annual asset management fee is reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997 and .55% in 1998).

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

         Although the unpaid 9% Preferential Return to the Limited Partners aggregates $18,014,000 as of December 31, 1997, it is anticipated that the limited partners will not realize this return due to a comparable liquidation value of $12,716,000.

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

         On February 18, 1997, the General Partner mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership's properties. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

1)       Organization and Operations (Cont'd.)

         The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years, therefore, is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

         Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate these offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

         As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sales of Flaircentre, Northtech and Martinazzi Square, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1996 and 1997 and continue to be held for sale.

         In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property is carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs and estimated net realizable value, respectively. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1998 at December 31, 1997 and as of January 1, 1997 at December 31, 1996.

         The January 1, 1998 appraisals assume that the properties will be sold within the next year and that the sales will take place on a property by property basis between willing buyers and willing sellers. Among the strategies the General Partner will consider to accomplish the dissolution is a sale of the Partnership's portfolio in a single transaction, or a sale of some or all of the Partnership's properties in a "package" with properties of affiliated partnerships. If the properties were sold in a "package" such sale would most likely result in a lower aggregate sales price, but more rapid distribution of dissolution proceeds to the Limited Partners, as compared to a series of individual sale transactions. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

(2)      Summary of Significant Accounting Policies

         Liquidation Basis

         The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership's assets are

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Liquidation Basis (Cont'd.)

         reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

         Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting)

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

         Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner reviews its estimates of fair value, which are decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The adoption of FAS 121 did not have a material impact on the Partnership's operations or financial position as the General Partner adopted FAS 121 at December 31, 1995 and prior to December 31, 1995 the Partnership did not have any properties held for sale.

         As noted above, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value for each property to its appraised value as of January 1, 1996. If the carrying value of the property and certain related assets were greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge Business Center, Flaircentre, and Northtech had carrying values greater than they had appraised values, and therefore reduced their carrying values by $50,000, $600,000, and $350,000 to $3,802,000, $2,155,000 and
         $13,933,000, respectively at December 31, 1995.

         Utilizing the same methodology, assuming a 12 month holding period, for the year ended December 31, 1996, the General Partner determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting) (Cont'd.)

         respective appraised values (or in the case of Northtech, its sales price). As a result, the carrying value was adjusted by $548,000, $1,068,000 and $119,000, respectively to $4,160,000, $12,968,000 and
         $5,500,000, respectively, as of December 31, 1996.

         Cash and Cash Equivalents

         The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1997 and 1996, totaled $1,701,000 and $619,000, respectively.

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

         Depreciation

         Through December 31, 1995, depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                                       Years
                                                                       -----
                     Buildings                                           30

                     Building improvements                             3 to 30


         Revenue Recognition

         Through March 31, 1997, rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, was recognized on a straight-line basis over the period of the related lease agreement. After March 31, 1997, rental income has been recognized according to the lease terms.

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

              Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting and going conern basis) and for federal income tax reporting purposes at December 31:



                                   1997                                      1996
                     GAAP BASIS            TAX BASIS          GAAP BASIS               TAX BASIS
                    (LIQUIDATION)         (UNAUDITED)        (GOING CONERN)           (UNAUDITED)
------------------  -------------------  ------------------  -----------------------  ------------
Total Assets        $13,371,000          $21,775,000         $31,611,000              $41,344,000
Total
Liabilities         $   655,000          $   337,000         $   574,000              $   574,000

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)           Summary of Significant Accounting Policies (Cont'd.)

              Income Taxes (Cont'd.)

              Following are the differences between Financial Statement and tax return income:


                                          1997               1996               1995
---------------------------------     -----------        -----------        -----------
Net income (loss) per
Financial Statements (period
ending March 31, 1997 for 1997)       $  (631,000)       $   634,000        $  (653,000)

Change in net assets in
liquidation from operating
activities for the nine months
ended December 31, 1997                   913,000                 --                 --

Adjustment to carrying value
of real estate                                 --          1,735,000          1,000,000

Adjustment to carrying value
of Cooper Village                              --            173,000            571,000

Depreciation differences on
investments in real estate               (704,000)        (1,560,000)           (91,000)

Net loss on sale of properties
in excess of book value                (3,266,000)        (2,179,000)                --

Deferred rent adjustment                  576,000                 --                 --

Other                                    (138,000)           (18,000)            95,000
---------------------------------     -----------        -----------        -----------
Taxable income (loss) per
Federal tax return (unaudited)        $(3,250,000)       $(1,215,000)       $   922,000
=================================     ===========        ===========        ===========


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

              Significant Customers

              Rental income from Penril, Inc., totaled $1,319,000 in 1996 and $1,054,000 in 1995; or approximately 27% and 20% of total rental income for 1996, and 1995, respectively. Penril, Inc. represented a significant portion of rental income until Northtech was sold in January 1997.

              Estimations

              The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses or changes in net assets during the reporting period. Actual results could differ from those estimates.

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

(3)           Investment in Cooper Village Partners

              During 1987 and 1988, Cooper Village Partners ("CV Partners"), a California general partnership consisting solely of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership ("Fund II"), an affiliated limited partnership, acquired Cooper Village. In connection therewith, the Partnership and Fund-II contributed capital of $4,300,000 (42%) and $5,937,000 (58%), respectively, and share in the profits, losses and distributions of CV Partners in proportion to their respective ownership interests. Condensed summary financial information for CV Partners is presented on the next page.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)            Investment in Cooper Village Partners (Cont'd.)

               Condensed summary financial information for CV Partners is presented below.

                                                                    DECEMBER 31,
                                                                        1997
                                                                    -----------
Condensed Statement of Net Assets in Liquidation:

Property                                                            $ 6,102,000
Cash and Other Assets                                                   401,000
Liabilities                                                            (144,000)
                                                                    -----------

Net assets in liquidation                                           $ 6,359,000
                                                                    ===========

                                                                      DECEMBER 31,
                                                                         1996
                                                                      ----------
Condensed Balance Sheet:

Property held for sale (net of
  valuation allowance of $1,772,000)                                  $6,011,000
Cash and Other Assets                                                    460,000
                                                                      ----------

  Total Assets                                                        $6,471,000
                                                                      ==========

Accounts Payable and
  Accrued Liabilities                                                 $  114,000
Partners' Capital                                                      6,357,000
                                                                      ----------

  Total Liabilities and
  Partners' Capital                                                   $6,471,000
                                                                      ==========

                                                                    NINE MONTHS
Condensed Statement of Changes                                   ENDED DECEMBER 31,
 Of Net Assets in Liquidation:                                          1997
                                                                    -----------
Net Assets in Liquidation
  at March 31, 1997                                                 $ 6,384,000
Increase (decrease) during period:
  Operating Activities                                                  345,000
  Liquidating Activities                                               (370,000)
                                                                    -----------
Net decrease in Assets in
  Liquidation                                                           (25,000)
                                                                    -----------
Net Assets in Liquidation at
  December 31, 1997                                                 $ 6,359,000
                                                                    ===========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)               Investment in Cooper Village Partners (Cont'd.)

Condensed Statement of Operations:

                                       FOR THE           FOR THE
                                    THREE MONTHS        YEARS ENDED
                                   ENDED MARCH 31,     DECEMBER 31,
                                        1997               1996                1995
                                    -----------        -----------        -----------

Rental and Other Income             $   242,000        $ 1,072,000        $ 1,046,000
Operating and Other Expenses            (84,000)          (483,000)          (498,000)
Adjustment to Carrying Value
  of Real Estate                             --           (412,000)        (1,360,000)
Depreciation and Amortization            (2,000)            (8,000)          (253,000)
                                    -----------        -----------        -----------

Net Income (Loss)                   $   156,000        $   169,000        $(1,065,000)
                                    ===========        ===========        ===========

(4)            Transactions with Affiliates

               The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership was charged with approximately $131,000, $131,000 and $151,000, respectively, of such expenses. An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $93,000, $187,000 and $193,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, an affiliate of the General Partner received $53,000, $56,000 and $100,000, respectively, for the years ended December 31, 1997, 1996 and 1995, as reimbursement of costs for on-site property management personnel and other reimbursable costs. In addition to the aforementioned, an affiliate of the General Partner was also paid $37,000, $39,000 and $37,000, related to the Partnership's portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the years ended December 31, 1997, 1996 and 1995, respectively.

               The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% (.75% in 1996 and 1995) of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1997, 1996 and 1995, amounted to $93,000, $224,000 and $240,000, respectively. In addition, the

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)            Transactions with Affiliates (Cont'd.)

               amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space. Fees for leasing services for the year ended December 31, 1997, 1996 and 1995, amounted to $24,000, $47,000 and $24,000 respectively. In addition, to the aforementioned, the General Partner was also paid $17,000, $20,000 and $24,000, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners for the years ended December 31, 1997, 1996 and 1995, respectively.

(5)            Gains and Losses on Disposition of Assets

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

               On October 1, 1997, the Partnership sold Martinazzi Square Shopping Center for $6,100,000. The Partnership realized approximately $5,824,000 after accounting for brokerage commissions, closing costs and prorations of $276,000. Since the sale price exceeded the January 1, 1993 appraised value ($5,400,000), pursuant to the 1993 amendment of the Partnership agreement the General Partner earned, and was paid, a property disposition fee of $153,000 in connection with the sale.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)            Commitments and Contingencies

               Future Minimum Annual Rentals

               The Partnership has determined that all leases which had been executed as of December 31, 1997, are properly classified as operating leases for financial reporting purposes, however:

               Future minimum annual rental income to be received under such leases as of December 31, 1997, is as follows:

               Year Ending December 31,
               ------------------------

                         1998                                   $ 1,462,000
                         1989                                     1,251,000
                         2000                                     1,207,000
                         2001                                     1,053,000
                         2002                                       444,000
                      Thereafter                                         --
                                                                -----------
                                                                $ 5,417,000
                                                                ===========

              Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

              Litigation

              So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, however:

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

              On June 13, 1997, the Partnership, its affiliated partnership, Damson/Birtcher Realty Income Fund-II, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Damson/Birtcher Realty Income Fund-II took pursuant to the

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)           Commitments and Contingencies (Cont'd.)

              Litigation (Cont'd.)

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

(7)           Accounts Payable and Accrued Liabilities

              Accounts payable and accrued liabilities consist of the following:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                      1997                1996
                                                    --------            --------

Real estate taxes                                   $140,000            $145,000
Security deposits                                     34,000             205,000
Accounts payable and other                           163,000             224,000
                                                    --------            --------

                                                    $337,000            $574,000
                                                    ========            ========

(8)           Accrued Expenses for Liquidation

              Accrued expenses for liquidation as of December 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance.

(9)           Allowance for Doubtful Accounts

                                                     YEARS ENDED DECEMBER 31,
                                                     1996                1995
                                                   ----------------------------


Balance at beginning of year                       $ 14,000            $     --
Additions                                                --              30,000
Writeoffs                                            (6,000)            (16,000)
                                                   --------            --------

Balance at end of year                             $  8,000            $ 14,000
                                                   ========            ========

6(9)           Subsequent Events

               On February 28, 1998, the Partnership made an aggregate regular cash distribution of $242,000 to its Limited Partners.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                                  SCHEDULE III
             REAL ESTATE IN LIQUIDATION AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)



          COL. A                         COL. C                      COL. D                                 COL. E
          ------                         ------                      ------                                 ------

                                                                                                     COSTS CAPITALIZED
                                      INITIAL COST                  SUBSEQUENT                      GROSS AMOUNT AT WHICH
                                    TO PARTNERSHIP (c)          TO THE ACQUISITION               CARRIED AT CLOSE OF PERIOD (b)
                              ---------------------------   ----------------------------   ----------------------------------------

                                            BUILDINGS AND                    CARRYING                    BUILDINGS AND
DESCRIPTION (a)                  LAND       IMPROVEMENTS    IMPROVEMENTS   COSTS (b),(d)     LAND        IMPROVEMENTS     TOTAL (e)
----------------------------  ----------    -------------   ------------   -------------   ----------    -------------   ----------

Creek Edge Business Center,
Eden Prairie, MN              $      746     $    4,435     $    1,333     $   (2,317)     $      746     $    3,451     $    4,197

The Forum
Wauwatosa, WI                      1,109          5,209          2,018         (3,713)            827          3,796          4,623
                              ----------     ----------      ----------     ----------     ----------     ----------     ----------

TOTAL                         $    1,855     $    9,644      $   3,351      $  (6,030)     $    1,573     $    7,247     $    8,820
                              ==========     ==========      ==========     ==========     ==========     ==========     ==========





          COL. A                   COL. F        COL. H          COL. I
          ------                   ------        ------          ------

                                ACCUMULATED
                                DEPRECIATION      DATE        DEPRECIABLE
DESCRIPTION (a)                     (e)         ACQUIRED       LIFE (f)
----------------------------    ----------     ----------     ----------


Creek Edge Business Center,
Eden Prairie, MN                        --       07/01/86       30 years

The Forum
Wauwatosa, WI                           --       08/28/86       30 years
                                ----------

TOTAL                                   --
                                ==========




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

(b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the properties.

               At December 31, 1996, the General Partner determined that Creek Edge had a carrying value greater than its respective appraised value. As a result, the carrying value was adjusted by $548,000 to $4,160,000 as of December 31, 1996.

               At December 31, 1995, the General Partner determined that Creek Edge Business Center had a carrying value greater than its appraised value less selling costs, and therefore provided a valuation allowance of $50,000 against the property held for sale.

               The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $14,877,000 as of December 31, 1997. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d) Amounts represent funds received from the sellers subsequent to acquisition under rental agreements for non-occupied space and include adjustments to carrying value of real estate.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

(e)                      RECONCILIATION OF REAL ESTATE

                                                         DECEMBER 31,
                                                  1997                  1996
                                             ----------------------------------


Balance at beginning of year                 $ 38,727,000          $ 42,955,000
  Additions during the year:
    Improvements                                  256,000             1,098,000
    Other (*)                                  (4,042,000)
  Reductions during the year:
    Sale of real estate                       (26,121,000)           (3,591,000)
    Adjustment to the carrying
    value of real estate                               --            (1,735,000)
                                             ------------          ------------

Balance at end of year                       $  8,820,000          $ 38,727,000
                                             ============          ============

(*) Results from reclassification of deferred rent receivable and leasing commissions to real estate and deletion of accumulated depreciation upon the adoption of the liquidation basis of accounting on March 31, 1997.

                   RECONCILIATION OF ACCUMULATED DEPRECIATION


                                                          DECEMBER 31,
                                                    1997                1996
                                               ------------        ------------

Balance at beginning of year                   $ 12,073,000        $ 13,498,000
Accumulated depreciation on
 real estate sold                                (7,725,000)         (1,425,000)
Adjustment upon adoption of liquidation
 basis of accounting                             (4,348,000)                 --
                                               ------------        ------------

Balance at end of year                         $         --        $ 12,073,000
                                               ============        ============


(f) Through December 31, 1995, depreciation expense was computed based upon the following estimated useful lives:

                                                                   Years
                                                                   -----

               Buildings                                            30

               Building improvements                              3 to 30

              Due to the adoption of FAS 121 on December 31, 1995 and the Liquidation basis of accounting on March 13 1997, properties held for sale were not depreciated in 1996 or 1997.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1997 and financial position as of December 31, 1996 of Cooper Village Partners, and the changes of net assets in liquidation for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, the Partnership has changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.


                                        KPMG PEAT MARWICK LLP




Orange County, California
March 6, 1998

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1997





ASSETS (Liquidation Basis):

Property                                                              $6,102,000

Cash and cash equivalents                                                324,000
Accounts receivable                                                       71,000
Other assets                                                               6,000
                                                                      ----------

      Total Assets                                                     6,503,000
                                                                      ----------
LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                                 135,000
Accrued expenses for liquidation                                           9,000
                                                                      ----------
      Total Liabilities                                                  144,000
                                                                      ----------
Net Assets in Liquidation                                             $6,359,000
                                                                      ==========



The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997




Net assets in liquidation at March 31, 1997                         $ 6,384,000

Increase (decrease) during period:
      Operating activities:
           Property operating income, net                               381,000
           Interest income                                               16,000
           General and administrative expenses                          (39,000)
           Leasing commissions                                          (13,000)
                                                                    -----------
                                                                        345,000

      Liquidating activities - distribution to partners                (370,000)
                                                                    -----------

Net decrease in assets in liquidation                                   (25,000)
                                                                    -----------

Net assets in liquidation at December 31, 1997                      $ 6,359,000
                                                                    ===========



The accompanying notes are an integral part of these financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                                  BALANCE SHEET




                                                                      DECEMBER 31,
                                                                         1996
                                                                      ----------

ASSETS

Property held for sale (net of valuation
  allowance of $1,772,000)                                            $6,011,000

Cash and cash equivalents                                                355,000
Accounts receivable                                                       40,000
Accrued rent receivable                                                   47,000
Prepaid expenses and other assets, net                                    18,000
                                                                      ----------

                                                                      $6,471,000
                                                                      ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                              $  114,000
                                                                      ----------


Partners' capital                                                      6,357,000

Commitments and contingencies
                                                                      ----------
                                                                      $6,471,000
                                                                      ==========



The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


                            STATEMENTS OF OPERATIONS


                                          FOR THE
                                        THREE MONTHS
                                           ENDED                 FOR THE YEARS
                                          MARCH 31,            ENDED DECEMBER 31,
                                        -----------       -----------------------------
                                            1997              1996               1995
                                        -----------       -----------       -----------


REVENUES:
     Rental income                      $   238,000       $ 1,051,000       $ 1,025,000
     Interest and other income                4,000            21,000            21,000
                                        -----------       -----------       -----------

       Total revenues                       242,000         1,072,000         1,046,000
                                        -----------       -----------       -----------


EXPENSES:
     Operating expenses                      72,000           277,000           296,000
     Real estate taxes                           --           148,000           136,000
     Depreciation and amortization            2,000             8,000           253,000
     Adjustment to carrying value of
       real estate                               --           412,000         1,360,000
     General and administrative              12,000            58,000            66,000
                                        -----------       -----------       -----------

       Total expenses                        86,000           903,000         2,111,000
                                        -----------       -----------       -----------

NET INCOME (LOSS)                       $   156,000       $   169,000       $(1,065,000)
                                        ===========       ===========       ===========



The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                                            THE YEARS ENDED DECEMBER 31,
                                                  1996 AND 1995
                                 -------------------------------------------------
                                    GENERAL          GENERAL
                                    PARTNER          PARTNER
                                DAMSON/BIRTCHER    REAL ESTATE
                                 REALTY INCOME        INCOME
                                    FUND II        PARTNERS III           TOTAL
                                 -------------------------------------------------



Balance, December 31, 1994       $ 4,817,000        $ 3,586,000        $ 8,403,000

     Net loss                       (618,000)          (447,000)        (1,065,000)
     Distributions                  (307,000)          (223,000)          (530,000)
                                 -----------        -----------        -----------


Balance, December 31, 1995         3,892,000          2,916,000          6,808,000

     Net income                       98,000             71,000            169,000
     Distributions                  (360,000)          (260,000)          (620,000)
                                 -----------        -----------        -----------

Balance, December 31, 1996         3,630,000          2,727,000          6,357,000

     Net income                       90,000             66,000            156,000
     Distributions                   (70,000)           (50,000)          (120,000)
                                 -----------        -----------        -----------

Balance, March 31, 1997          $ 3,650,000        $ 2,743,000        $ 6,393,000
                                 ===========        ===========        ===========



The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS


                                                  FOR THE
                                                THREE MONTHS
                                                   ENDED                    FOR THE YEARS
                                                  MARCH 31,               ENDED DECEMBER 31,
                                                -----------        ------------------------------
                                                   1997               1996               1995
                                                -----------        ------------------------------

Cash flows from operating activities:
Net income (loss)                               $   156,000        $   169,000        $(1,065,000)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
         Depreciation and amortization                2,000              8,000            253,000
    Adjustment to carrying value of
           real estate                                   --            412,000          1,360,000

Changes in:
        Accounts receivable                         (24,000)             5,000             (8,000)
        Accrued rent receivable                       2,000             10,000              4,000
        Prepaid expenses and other assets             1,000             (3,000)           (10,000)
        Accounts payable and accrued
          liabilities                                17,000              3,000             26,000
                                                -----------        -----------        -----------
Net cash provided by operating
        activities                                  154,000            604,000            560,000

Cash flows from investing activities -
        investments in real estate                  (22,000)           (37,000)           (22,000)

Cash flows from financing activities -
        distributions                              (120,000)          (620,000)          (530,000)
                                                -----------        -----------        -----------

Net increase (decrease) in cash and
        cash equivalents                             12,000            (53,000)             8,000

Cash and cash equivalents,
  beginning of period                               355,000            408,000            400,000
                                                -----------        -----------        -----------

Cash and cash equivalents,
  end of period                                 $   367,000        $   355,000        $   408,000
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

              On February 18, 1997, the General Partners mailed a Consent Solicitation to the Limited Partners of Funds II and III which sought their consent to dissolve those Partnerships and sell and liquidate all of their remaining properties (including the Partnership's property) as soon as practicable, consistent with obtaining reasonable value for the Partnership's property. A majority in interest of the Limited Partners of Funds II and III consented by March 13, 1997. As a result, the General Partner, as well as the Partnership, have adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

              As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1996 and 1997 and it is currently held for sale.

              In connection with their consideration of these alternatives, and in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)           Organization (Cont'd.)

              to Be Disposed Of" and the liquidation basis of accounting (see
              Note 2), the carrying value of the Partnership's property was evaluated to ensure it is carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs and estimated net realizable value, respectively. The General Partners' estimated fair value for this purpose was based on an appraisal performed as of January 1, 1998 at December 31, 1997 and as of January 1, 1997 at December 31, 1996.

              The January 1, 1998 appraisal assumes that the property will be sold within approximately the next year and that the sale will take place on an individual property basis between a willing buyer and a willing seller. Among the strategies the General Partners will consider to accomplish the dissolution is a sale of the Partnership's property in a single transaction, or the sale of the Partnership's property in a "package" with properties of affiliated partnerships. If the property was sold in a "package," such sale would most likely result in a lower sale price, but more rapid distribution of dissolution proceeds to the General Partners, as compared to an individual property sale transaction. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

(2)           Summary of Significant Accounting Policies

              Liquidation Basis

              The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership's assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

              Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting)

              In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if management believes factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

              Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)           Summary of Significant Accounting Policies (Cont'd.)

              Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting) (Cont'd.)

              of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partners review their estimate of fair value, which is decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The initial adoption of FAS 121 did not have a material impact on the Partnership's operations or financial position as the General Partners adopted FAS 121 at December 31, 1995 and prior to December 31, 1995 the Partnership did not have any property held for sale.

              As noted above, as of December 31, 1995 the General Partners decided to account for the Partnership's property as an asset held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partners compared the carrying value of the property to its appraised value as of January 1, 1996. The carrying value of the property and certain related assets was greater than it's appraised value, less selling costs, and the General Partner reduced the carrying value of the property by the difference of $1,360,000. At December 31, 1996, after comparing the carrying value to the January 1, 1997 appraised value, the property's carry value was adjusted by an additional $412,000.

              Cash and Cash Equivalents

              The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other nonequity-type cash investments. Cash equivalents at December 31, 1997 and 1996, totaled $289,000 and $301,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

              Depreciation

              Through December 31, 1995 depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                                         Years
                                                                         -----
              Buildings                                                   30
              Building improvements                                     3 to 30

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)           Summary of Significant Accounting Policies (Cont'd.)

              Revenue Recognition

              Through March 31, 1997, rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, is recognized on a straight-line basis over the period of the related lease agreement. After March 31, 1997, rental income has been recognized according to the lease terms.

              Estimations

              The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses or changes in net assets during the reporting period. Actual results could differ from those estimates.

              Income Taxes

              Income taxes are not levied at the Partnership level, therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

              Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting and going concern basis) and for federal income tax reporting purposes at December 31:



                                1997                             1996
                    GAAP BASIS        TAX BASIS      GAAP BASIS        TAX BASIS
                   (LIQUIDATION)     (UNAUDITED)   (GOING CONCERN)    (UNAUDITED)
----------------------------------------------------------------------------------
Total Assets       $  6,502,000     $  6,507,000     $  6,471,000     $  6,883,000
Total
Liabilities        $    144,000     $    135,000     $    114,000     $    114,000

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)           Summary of Significant Accounting Policies (Cont'd.)

              Income Taxes (Cont'd.)

              Following are the differences between Financial Statement and tax return income:

                                         1997               1996               1995
--------------------------------------------------------------------------------------
Net income (loss) per
Financial Statements (period
ended March 31, 1997 for 1997)       $   156,000        $   169,000        $(1,065,000)

Change in net assets in
liquidation from operating
activities for the nine months
ended December 31, 1997                  345,000                 --                 --

Depreciation differences on
investments in real estate              (221,000)          (219,000)            25,000

Adjustment to carrying value
of real estate                                --            412,000          1,360,000

Other                                      7,000             10,000              4,000
--------------------------------------------------------------------------------------
Taxable income per Federal tax
return (unaudited)                   $   287,000        $   372,000        $   324,000
======================================================================================

(3)           Transactions with Affiliates

              The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership was charged with approximately $1,000, $1,000 and $0, respectively, of such expenses.

              An affiliate of the General Partner of Fund II and Fund III provides property management services with respect to the Partnership's property and receives a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $47,000 in 1997, $54,000 in 1996 and $52,000 in 1995. In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $37,000 in 1997, $35,000 in 1996 and $33,000 in 1995, as
              reimbursement of costs for on-site property management personnel and other reimbursable costs.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)           Transactions with Affiliates (Cont'd.)

              The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .65% (75% in 1996) of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1997, 1996 and 1995, amounted to $39,000, $48,000 and $58,000, respectively. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1997, 1996 and 1995, amounted to $6,000, $3,000 and $2,000, respectively.

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

              Future Minimum Annual Rentals

              The Partnership has determined that all leases which had been executed as of December 31, 1997, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1997 are as follows:

              Year Ending December 31,
              ------------------------

                      1998                                $ 679,000
                      1999                                  641,000
                      2000                                  533,000
                      2001                                  386,000
                      2002                                  315,000
                      Thereafter                          1,559,000
                                                         ----------
                                                         $4,113,000
                                                         ==========

              Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)           Accounts Payable and Accrued Liabilities

              Accounts payable and accrued liabilities consist of the following:

                                                              DECEMBER 31,
                                                    ------------------------------

                                                        1997                1996
                                                    ----------          ----------
Real estate taxes                                   $   70,000          $   74,000
Accounts payable and other                              29,000               5,000
Security deposits                                       36,000              35,000
                                                    ----------          ----------
                                                    $  135,000          $  114,000
                                                    ==========          ==========

(6)           Accrued Expenses for Liquidation

              Accrued expenses for liquidation as of December 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance.

(7)           Subsequent Events

              On March 5, 1998, the Partnership made an aggregate cash distribution of $140,000 to its General Partners.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                                  SCHEDULE III
             REAL ESTATE IN LIQUIDATION AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)



         COL. A                                 COL. C                          COL. D
         ------                                 ------                          ------

                                                                          COSTS CAPITALIZED
                                             INITIAL COST                     SUBSEQUENT
                                          TO PARTNERSHIP(c)                TO THE ACQUISITION
                                   -----------------------------      -----------------------------
                                                    BUILDINGS AND                        CARRYING
DESCRIPTION(a)                         LAND         IMPROVEMENTS      IMPROVEMENTS       COSTS(b)
                                   ------------     ------------      ------------     ------------
Cooper Village Shopping Center     $      2,756     $      6,430     $        785     $     (3,869)

                                   ------------     ------------      ------------     ------------
TOTAL                              $      2,756     $      6,430     $        785     $     (3,869)
                                   ============     ============      ============     ============



         COL. A                                       COL. E                           COL. F           COL. H          COL. I
         ------                                       ------                           ------           ------          ------


                                              GROSS AMOUNT AT WHICH
                                         CARRIED AT CLOSE OF PERIOD(b)
                                 ----------------------------------------------
                                                  BUILDINGS AND                      ACCUMULATED         DATE          DEPRECIABLE
DESCRIPTION (A)                     LAND          IMPROVEMENTS        TOTAL         DEPRECIATION       ACQUIRED         LIFE (D)
                                 ------------     ------------     ------------     ------------     ------------     ------------



Cooper Village Shopping Center   $      2,748     $      3,354     $      6,102               --     12/30/87 and         30 years
                                                                                                       12/30/88
                                 ------------     ------------     ------------     ------------
TOTAL                            $      2,748     $      3,354     $      6,102               --
                                 ============     ============     ============     ============



NOTE:  Columns B and G are either none or are not applicable.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO SCHEDULE III

(a)           For a description of the property, see "Item 2.  Properties."

(b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the property.

              At December 31, 1995, the General Partner determined that the Partnership's property had a carrying value greater than its appraised value less selling cost, and therefore provided a valuation allowance of $1,360,000 against property held for sale.

              At December 31, 1996, the General Partner determined that the Partnership's property had a carrying value greater than its appraised value less selling cost, and therefore provided an additional valuation allowance of $412,000 against property held for sale.

              The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $9,814,000 as of December 31, 1997. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments and Equity Properties Inc.

(d) Through December 31, 1995, depreciation was computed based upon the following estimated useful lives:


                                                                        Years
                                                                        -----
                Buildings                                                30
                Building Improvements                                 3 to 30


                Due to the adoption of FAS 121 on December 31, 1995 and the liquidation basis of accounting on March 31, 1997, the property held for sale was not depreciated in 1996 or 1997.

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

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

              o               Richard G. Wollack, Chairman of the Board
              o               Brent R. Donaldson, President
              o               Deborah M. Richard, Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

              o               Ronald E. Birtcher, Co-Chairman of the Board
              o               Arthur B. Birtcher, Co-Chairman of the Board
              o               Robert M. Anderson, Executive Director

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


Item 11.                      EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1997.

                                           YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                      1997           1996           1995
                                    --------------------------------------

General Partner's 1% share of
  distributable cash                $ 10,000       $ 18,000       $ 21,000
Asset management fees                 93,000        224,000        240,000
Property management fees              93,000        187,000        193,000
Leasing fees                          24,000         47,000         24,000
Property management expense
  reimbursements                      53,000         56,000        100,000
Other expense reimbursements         131,000        131,000        151,000
                                    --------       --------       --------

TOTAL                               $404,000       $663,000       $729,000
                                    ========       ========       ========


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1998, there was no entity or individual holding more than 5% of the Limited Partnership interests of the Registrant.

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

b)            Reports on Form 8-K:

              On January 24 and October 8, 1997 the Partnership filed Form 8-K to report the sales of NorthTech and Martinazzi Square, respectively. Those reports are incorporated herein by reference.

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

                                  By:  BIRTCHER LIMITED,
                                       a California limited partnership,
                                       General Partner of Birtcher
                                       Investments

                                  By:  BREICORP,
                                       a California corporation,
                                       formerly known as Birtcher
                                       Real Estate Inc., General
                                       Partner of Birtcher Limited

Date:  March 30, 1998             By:  /s/Robert M. Anderson
                                       ---------------------
                                       Robert M. Anderson
                                       Executive Director
                                       BREICORP

                                  By:  LF Special Fund I, L.P.,
                                       a California limited partnership

                                  By:  Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General Partner
                                       of LF Special Fund I, L.P.

Date: March 30, 1998              By:  /s/ Brent R. Donaldson
                                       ----------------------
                                       Brent R. Donaldson
                                       President
                                       Liquidity Fund Asset Management, Inc.

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

      Signature                           Capacity                         Date
      ---------                           --------                         ----

/s/ Arthur B. Birtcher             Co-Chairman of the Board -           March 30, 1998
----------------------             BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher             Co-Chairman of the Board -           March 30, 1998
----------------------             BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack             Chairman of Liquidity Fund           March 30, 1998
----------------------             Asset Management, Inc.
Richard G. Wollack