Form 10-Q
period 1998-06-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1998-08-13
CIK 785566

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   ------------------------------------------


For Quarter Ended June 30, 1998
                  -------------------------------------------------------------

Commission file number 0-16027
                       --------------------------------------------------------

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


                                (949) 643-7700
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


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


                             Yes [X]     No  [ ]

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                    ----------------------------------------

                                     INDEX
                                     -----

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Net Assets in Liquidation - June 30, 1998 (Unaudited)
               and December 31, 1997 (Audited).......................................................      3

               Statements of Changes of Net Assets in Liquidation -
               Three Months Ended June 30, 1998 and 1997 and Six Months Ended
               June 30, 1998(Unaudited)..............................................................      4

               Statement of Operations (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      5

               Statement of Cash Flows (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      6

               Notes to Financial Statements (Unaudited).............................................      7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................     12


PART II.       OTHER INFORMATION.....................................................................     16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                     ---------------------------------------

                                                                             June 30,           December 31,
                                                                               1998                 1997
                                                                            -----------         -----------
                                                                            (unaudited)
ASSETS (Liquidation Basis):
---------------------------

Properties                                                                  $ 8,871,000         $ 8,820,000

Investment in Cooper Village Partners                                         2,768,000           2,733,000
Cash and cash equivalents                                                       937,000           1,774,000
Accounts receivable                                                               4,000              33,000
Other assets                                                                      4,000              11,000
                                                                            -----------         -----------

   Total Assets                                                              12,584,000          13,371,000
                                                                            -----------         -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                                        192,000             337,000
Accrued expenses for liquidation                                                318,000             318,000
                                                                            -----------         -----------

   Total Liabilities                                                            510,000             655,000
                                                                            -----------         -----------

Net Assets in Liquidation                                                   $12,074,000         $12,716,000
                                                                            ===========         ===========



   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
              ----------------------------------------------------

                                                         Three Months       Three Months        Six Months
                                                            Ended              Ended              Ended
                                                         June 30, 1998      June 30, 1997      June 30, 1998
                                                         -------------      -------------      -------------
  Net assets in liquidation at beginning
  of period                                                $12,718,000       $18,141,000        $12,716,000
  Increase (decrease) during period:
    Operating activities:
      Property operating income, net                           166,000           419,000            431,000
      Equity in earnings of Cooper
        Village Partners                                        67,000            55,000            132,000
      Interest income                                           19,000            37,000             45,000
      Leasing commissions                                       (6,000)          (27,000)            (6,000)
      General and administrative expenses                     (137,000)         (256,000)          (246,000)
                                                           -----------       -----------        -----------

                                                               109,000           228,000            356,000
                                                           -----------       -----------        -----------

  Liquidating activities-distributions
  to partners                                                 (753,000)         (245,000)          (998,000)
                                                           -----------       -----------        -----------

  Net increase (decrease) in assets
  in liquidation                                              (644,000)          (17,000)          (642,000)
                                                           -----------       -----------        -----------

  Net assets in liquidation at end
  of period                                                $12,074,000       $18,124,000        $12,074,000
                                                           ===========       ===========        ===========



    The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
              ----------------------------------------------------

                                                   For the
                                                 Three Months
                                                    Ended
                                                March 31, 1997
                                                --------------
 REVENUES
 --------

 Rental income                                     $ 270,000
 Interest income                                      61,000
 Loss on sale of property                           (109,000)
                                                   ---------

    Total revenues                                   222,000
                                                   ---------

 EXPENSES
 --------

 Operating expenses                                  227,000
 Real estate taxes                                   124,000
 Amortization                                        247,000
 General and administrative                          321,000
                                                   ---------

    Total expenses                                   919,000
                                                   ---------

 Loss before equity in
    earnings of Cooper Village Partners             (697,000)

 Equity in earnings of Cooper
   Village Partners                                   66,000
                                                   ---------

 NET LOSS                                          $(631,000)
                                                   =========
 NET LOSS ALLOCABLE TO:

    General Partner                                $  (6,000)
                                                   =========

    Limited Partners                               $(625,000)
                                                   =========


   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
              ----------------------------------------------------

                                                                     For the
                                                                   Three Months
                                                                      Ended
                                                                   March 31, 1997
                                                                  ---------------
Cash flows from operating activities:
   Net loss                                                       $   (631,000)
Adjustments to reconcile net loss
to net cash provided by operating activities:
   Amortization                                                        247,000
   Equity in earnings of Cooper Village
     Partners                                                          (66,000)
   Loss on sale of property                                            109,000
Changes in:
   Accounts receivable                                                  24,000
   Prepaid expenses and other assets                                   106,000
   Accrued rent receivable                                             575,000
   Accounts payable and accrued liabilities                           (218,000)
                                                                  ------------
Net cash provided by operating activities                              146,000

Cash flows from investing activities:
   Investments in real estate                                         (114,000)
   Proceeds from sale of property                                   12,860,000
   Distributions received from Cooper Village Partners                  51,000
                                                                  ------------
Net cash provided by investing activities                           12,797,000

Cash flows from financing activities-Distributions                 (11,946,000)
                                                                  ------------
Net increase in cash and cash equivalents                              997,000

Cash and cash equivalents, beginning of period                         807,000
                                                                  ------------
Cash and cash equivalents, end of period                          $  1,804,000
                                                                  ============





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

        The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results of operations to prior years through March 31, 1997, therefore, is not practical. The Statements of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

        On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's properties for $12,560,000, subject to customary contingencies, including due diligence review by the

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
---------------------------------------------------

(1)     Accounting Policies (Cont'd.)
        -----------------------------

        Liquidation Basis of Accounting (Cont'd.)

        purchaser and negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer anticipated closing the transaction in approximately 60-90 days.

        Since that time, the General Partner and buyer have been working to finalize a definitive Purchase and Sale Agreement, but have not yet completed that negotiation. The most significant open issue is the purchase price, which in the Purchase Offer was based upon certain assumptions concerning existing occupancy, the lease-up of vacant space, and the required capital expenditures to complete the lease-up.

        A major tenant at The Forum went out of business and vacated its space in January 1998. This space has not been leased. As a consequence, the buyer has reduced its offer based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease this space. The parties are therefore likely to agree to a final purchase price of approximately $12,300,000.

        The General Partner believes that the parties will reach agreement and currently anticipates finalization of a definitive Purchase and Sale Agreement by August 31, 1998. Once that is accomplished, the General Partner estimates that closing will take approximately 45-75 additional days.

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

(2)     Transactions with Affiliates
        ----------------------------

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
---------------------------------------------------

(2)     Transactions with Affiliates (Cont'd.)
        --------------------------------------

        administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1998 and 1997, the Partnership incurred approximately $34,000 and $45,000, respectively, of such expenses. For the six months there ended, these reimbursements amounted to $56,000 and $70,000, respectively.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $12,000 and $25,000, respectively, for the three months ended June 30, 1998 and 1997, and $26,000 and $54,000 for the six months there ended. In addition, an affiliate of the General Partner received $11,000 and $13,000 for the three months ended June 30, 1998 and 1997, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. Such reimbursements amounted to $20,000 and $26,000, respectively, for the six months there ended.

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

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% for 1998 and .65% for 1997 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended June 30, 1998 and 1997, amounted to $13,000 and $23,000, respectively. For the six months there ended, these fees amounted to $26,000 and $53,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended June 30, 1998 and 1997, amounted to $3,000 and $6,000, respectively. For the six months there ended, leasing fees amounted to $7,000 and $12,000, respectively.

        In addition to the aforementioned, the General Partner was also paid $15,000 and $14,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended June 30, 1998 and 1997, respectively.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
---------------------------------------------------

(2)     Transactions with Affiliates (Cont'd.)
        --------------------------------------

        For the six months there ended, these costs and reimbursements amounted to $29,000 and $25,000, respectively.

        On January 24, 1997 the Partnership sold Northtech for a sale price of $13,600,000. The Partnership realized approximately $13,079,000 from the sale, after accounting for closing costs and prorations of approximately $521,000. The purchaser of Northtech for three years had a preexisting relationship with an affiliate of Birtcher Investors, pursuant to which the purchaser had contracted with Birtcher to locate, acquire and manage real property for the purchaser's account. No broker was paid a commission as part of the transaction. Since the sale price exceeded the January 1, 1993 appraised value ($12,900,000), pursuant to the 1993 amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of approximately $340,000 in connection with the sale. The purchaser paid a net investment advisory fee of approximately $52,000 to the affiliate of Birtcher Investors and retained Birtcher Property Services to manage the property. On September 1, 1997, the purchaser terminated its relationship with Birtcher Property Services.

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

(3)     Commitments and Contingencies
        -----------------------------

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

        On June 13, 1997, the Partnership, its affiliated partnership,

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
---------------------------------------------------

(3)     Commitments and Contingencies (Cont'd.)
        ---------------------------------------

        Litigation (Cont'd.)

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


(4)     Accrued Expenses for Liquidation
        --------------------------------

        Accrued expenses for liquidation as of June 30, 1998, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

        On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's properties for $12,560,000, subject to customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer anticipated closing the transaction in approximately 60-90 days.

        Since that time, the General Partner and buyer have been working to finalize a definitive Purchase and Sale Agreement, but have not yet completed that negotiation. The most significant open issue is the purchase price, which in the Purchase Offer was based upon certain assumptions concerning existing occupancy, the lease-up of vacant space, and the required capital expenditures to complete the lease-up.

        A major tenant at The Forum went out of business and vacated its space in January 1998. This space has not been leased. As a consequence, the buyer has reduced its offer based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease this space. The parties are therefore likely to agree to a final purchase price of approximately $12,300,000.

        The General Partner believes that the parties will reach agreement and currently anticipates finalization of a definitive Purchase and Sale Agreement by August 31, 1998. Once that is accomplished, the General Partner estimates that closing will take approximately 45-75 additional

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP
                        --------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF  OPERATIONS (Cont'd.)
        --------------------------------

        Liquidity and Capital Resources (Cont'd.)
        -----------------------------------------

        days.

        The prospective buyer (the "Purchaser") is Abbey Investments, Inc., an affiliate of The Abbey Company. The Abbey Company is a Southern California-based real estate operating company founded in 1990. The Purchaser is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

        The Purchaser currently does not own or operate real property outside of Southern California. Therefore, it is seeking to negotiate a property management agreement with Birtcher to manage the properties after the closing.

        There can be no assurance that the proposed sale of the properties will be completed.

        Regular distributions through June 30, 1998 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. As described in more detail below, in May 1998, the Partnership made a special distribution of $575,000 from cash reserves; in June 1996, the Partnership made a special distribution of $2,159,000 representing 100% of the proceeds from the sale of Flaircentre; on February 28, 1997, the Partnership made a special distribution of approximately $11,708,000 representing net proceeds from the sale of Northtech after a $1,000,000 hold back for Partnership reserves and payment of $340,000 disposition fees to the General Partner; and on October 15, 1997, the Partnership made a special distribution of approximately $5,605,000, representing substantially all of the net proceeds from the sale of Martinazzi Square Shopping Center. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment by capital reserves, after payment for capital improvements to the Partnership's properties and providing for capital reserves.

        On January 24, 1997 the Partnership sold Northtech for a sale price of $13,600,000. The Partnership realized approximately $13,079,000 from the sale, after accounting for closing costs and prorations of approximately $521,000. The purchaser of Northtech for three years had a preexisting relationship with an affiliate of Birtcher Investors, pursuant to which the purchaser had contracted with Birtcher to locate, acquire and manage real property for the purchaser's account. No broker was paid a commission as part of the transaction. Since the sale price exceeded the January 1, 1993 appraised value ($12,900,000), pursuant to

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

the 1993 amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of approximately $340,000 in connection with the sale. The purchaser paid a net investment advisory fee of approximately $52,000 to the affiliate of Birtcher Investors and retained Birtcher Property Services to manage the property. On September 1, 1997, the purchaser terminated its relationship with Damson Birtcher Property Services.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS (Cont'd.)
        -------------------------------

        Liquidity and Capital Resources (Cont'd.)
        -----------------------------------------

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

        The sales of Flaircentre, Northtech, and Martinazzi Square have reduced the Partnership's real estate assets to Creek Edge and The Forum, plus its 42% interest in Cooper Village Shopping Center. Since Northtech had generated over two-thirds of the cash flow that funded the Partnership's regular operations and distributions for the year ended December 31, 1996, and Martinazzi Square generated approximately $145,000 per quarter in net operating income, or approximately 31% of the cash flow that funded the Partnership's regular operations and distributions since the sale of Northtech in January 1997, future distributions to the Limited Partners of cash from operations will be significantly reduced.

        Results of Operations for the Three Months Ended June 30, 1998
        --------------------------------------------------------------

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

        For the three months ended June 30, 1998, the Partnership generated $166,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners). The net operating income for the three months ended June 30, 1998, as compared with the corresponding period in 1997, reflects a decrease in rental income due to the sale of Martinazzi Square in October 1997.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS  (Cont'd.)
        --------------------------------

        Results of Operations for the Three Months Ended June 30, 1998 (Cont'd.)
        ------------------------------------------------------------------------

        Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 1998, interest income was approximately $19,000.

        General and administrative expenses for the three months ended June 30, 1998, included charges of $51,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended June 30, 1998, are direct charges of $86,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        The decrease in general and administrative expenses for the three months ended June 30, 1998, as compared to the corresponding period in 1997, was primarily attributable to the decrease in legal, professional services and mailing costs associated with the Partnership's solicitation of the Limited Partners consent for the liquidation of the Partnership in 1997.

        Accrued expenses for liquidation, as reflected in the Statements of Net Assets in Liquidation since March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of June 30, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        a)     Exhibits:

               27 - Financial Data Schedule

        b) Reports on Form 8-K:

               None filed in the period ended June 30, 1998

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

                                        By: BIRTCHER LIMITED,
                                            a California limited partnership,
                                            General Partner of Birtcher
                                            Investments

                                             By:  BREICORP,
                                                  a California corporation,
                                                  formerly known as Birtcher
                                                  Real Estate Inc., General
                                                  Partner of Birtcher Limited

Date:   August 10, 1998                           By:   /s/Robert M. Anderson
                                                        ---------------------
                                                        Robert M. Anderson
                                                        Executive Director
                                                        BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By:  Liquidity Fund Asset Management, Inc.,
                                      a California corporation, General
                                      Partner of LF Special Fund I, L.P.

Date:   August 10, 1998               By:  /s/ Brent R. Donaldson
                                           ----------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.


                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER                   DESCRIPTION
     -------                  -----------
       27                     Financial Data Schedule

