Form 10-Q
period 1998-09-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1998-11-16
CIK 785566

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


For Quarter Ended          September 30, 1998
                 ---------------------------------------------------------------

Commission file number      0-16027
                      ----------------------------------------------------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                         13-3341425
--------------------------------------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)         Identification No.)


 27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California  92607-0009
--------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                (949) 643-7700
--------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                  ---------------------------------------------

                                      INDEX

                                                                                                        Page
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Net Assets in Liquidation - September 30, 1998
               (Unaudited) and December 31, 1997 (Audited)...........................................      3

               Statements of Changes of Net Assets in Liquidation Three Months
               Ended September 30, 1998 and 1997 and Nine months
               Ended September 30, 1998(Unaudited)...................................................      4

               Statement of Operations (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      5

               Statement of Cash Flows (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      6

               Notes to Financial Statements (Unaudited).............................................      7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................     14


PART II.       OTHER INFORMATION.....................................................................     19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.        FINANCIAL STATEMENTS
               --------------------

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                     ---------------------------------------

                                                            September 30,       December 31,
                                                                1998                1997
                                                            -------------       ------------
ASSETS (Liquidation Basis):                                 (unaudited)
---------------------------
Properties                                                  $ 8,918,000         $ 8,820,000

Investment in Cooper Village Partners                         2,760,000           2,733,000
Cash and cash equivalents                                       966,000           1,774,000
Accounts receivable, net                                          1,000              33,000
Other assets                                                     14,000              11,000
                                                            -----------         -----------

   Total Assets                                              12,659,000          13,371,000
                                                            -----------         -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                        240,000             337,000
Accrued expenses for liquidation                                318,000             318,000
                                                            -----------         -----------

   Total Liabilities                                            558,000             655,000
                                                            -----------         -----------

Net Assets in Liquidation                                   $12,101,000         $12,716,000
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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
              ----------------------------------------------------

                                                    Three Months Ended
                                                       September 30,                Nine Months Ended
                                              --------------------------------        September 30,
                                                  1998                1997                1998
                                              ------------        ------------        ------------
Net assets in liquidation at beginning
  of period                                   $ 12,074,000        $ 18,124,000        $ 12,716,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                 281,000             413,000             712,000
    Equity in earnings of Cooper
      Village Partners                              51,000              35,000             182,000
    Interest income                                 10,000              22,000              56,000
    Leasing commissions                            (10,000)             (8,000)            (16,000)
    General and administrative expenses           (118,000)           (214,000)           (364,000)
                                              ------------        ------------        ------------

                                                   214,000             248,000             570,000
                                              ------------        ------------        ------------

Liquidating activities-distributions
  to partners                                     (187,000)           (245,000)         (1,185,000)
                                              ------------        ------------        ------------

Net increase (decrease) in assets
  in liquidation                                    27,000               3,000            (615,000)
                                              ------------        ------------        ------------

Net assets in liquidation at end
  of period                                   $ 12,101,000        $ 18,127,000        $ 12,101,000
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

        Sale of the Properties

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

        Sale of the Properties (Cont'd.)



        negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer, Abbey Investments, Inc. ("Abbey"), anticipated closing the transaction in approximately 60-90 days.

        Since that time, the General Partner and the buyer have been working to finalize a definitive Purchase and Sale Agreement, and that negotiation culminated in an executed agreement dated as of November 9, 1998.

        A major tenant at The Forum went out of business and vacated its space in January 1998. This space has not been leased. As a consequence, the buyer has reduced its offer based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease this space. As a result, the parties have agreed to a final purchase price of $12,300,000. Based upon an aggregate price of $12,300,000 (including the Partnership's interest in Cooper Village Partners), the purchase price would be allocated as follows:

                             PROPERTIES             PURCHASE PRICE      DISPOSITION
                                                                        FEES EARNED
           ------------------------------------------------------------------------
           Creek Edge Business Center                  $4,321,000        $108,025
           The Forum                                    5,300,000        $132,500
           Cooper Village Shopping Center (42%)         2,679,000           -0-
                                                      -----------        --------
              Total                                   $12,300,000        $240,525
                                                      ===========        ========


        Based upon a final purchase price of $12,300,000, the Limited Partners would receive a final distribution of approximately $192 per $1,000 original investment.

        Deposit. Abbey will deposit into an interest-bearing escrow an initial deposit of $71,800 (including Cooper Village). This deposit plus all interest earned is refundable to Abbey (less one-half of any escrow charges) until the Partnership has satisfied all of its presale obligations or those obligations are waived by Abbey, or until January 23, 1999. Thereafter, the deposit is nonrefundable and it and all interest earned shall be applied to the payment of the purchase price.

        Conditions. The close of the sale is subject to, among other things, Abbey's approval of title conditions, review of operating documents and reports, physical inspection of the properties, and receipt of tenant estoppel certificates. Escrow fees and costs will be shared equally; in general, other costs will be borne in accordance with how those cost are shared in each county in which the real property is located.

        Default. If the Partnership defaults in its obligations under the Purchase and Sale Agreements, Abbey may either (i) terminate the

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)     Accounting Policies (Cont'd.)

        Liquidation Basis of Accounting (Cont'd.)

        Sale of the Properties (Cont'd.)


        agreements, take back its deposit plus any interest earned, and receive from the Partnership Abbey's actual out-of-pocket expenses, including reasonable attorneys fees and costs or (ii) seek specific performance of the agreements. If Abbey defaults after the contingency period, the Partnership is entitled to keep the deposit plus any interest earned. Abbey and the Partnership have also agreed to refer any disputes to a retired judge or other private arbitrator should a dispute arise.

        Disposition fees. Pursuant to the Partnership Agreement, the General Partner will earn a Disposition Fee of 2.5% of the sale price of certain properties, as set forth in the table above. The amount of the fee will vary depending upon the final sale price of each property. The General Partner will not receive any other fees or distribution of proceeds from the sale of the properties to Abbey.

        Management agreement. At closing, Abbey will enter into a property management agreement with Birtcher Property Services ("BPS") to manage all of the Partnership's properties, plus the properties currently owned by Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II. BPS is an affiliate of Birtcher Investors. BPS has no relationship or affiliation with Liquidity Fund or any of its affiliates.

        The property management agreement has a three year term, during which time BPS will be Abbey's exclusive agent to lease, operate and maintain the properties. For these services, Abbey will pay BPS an annual asset management fee based on performance of the properties measured by the net operating income they generate. The asset management fee will never be greater than an amount equal to 1% of the final sales price of each property as set forth in the Purchase and Sale Agreements. In addition, Abbey will pay BPS a property management fee equal to 3% of gross rents collected, and leasing fees of 6.5% of total lease consideration (less third-party brokerage commissions, which are expected to be 5-6%) for new leases and 2% (0% if third-party brokers are involved) for renewals. BPS will be responsible for all of its costs and expenses associated with performing pursuant to the management agreement. The agreement (covering all of the Partnership's properties plus those of Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners
        III) may be terminated without cause by Abbey at any time six months after closing. Termination requires 60 days notice and payment of a termination fee that approximates a 1% asset management fee, plus a 3% property management fee, for the remainder of the term that is equal to $2.7 million, less $100,000 for each month of the contract term that has expired.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)     Accounting Policies (Cont'd.)

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

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1998 and 1997, the Partnership incurred approximately $13,000 and $34,000, respectively, of such expenses. For the nine months there ended, these reimbursements amounted to $69,000 and $104,000, respectively.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $14,000 and $24,000, respectively, for the three months ended September 30, 1998 and 1997, and $40,000 and $78,000 for the nine months there ended. In addition, an affiliate of the General Partner received $9,000 and $18,000 for the three months ended September 30, 1998 and 1997, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. Such reimbursements amounted to $29,000 and $45,000, respectively, for the nine months there ended.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)     Transactions with Affiliates (Cont'd.)


        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% for 1998 and .65% for 1997 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1998 and 1997, amounted to $13,000 and $25,000, respectively. For the nine months there ended, these fees amounted to $40,000 and $78,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 1998 and 1997, amounted to $1,000 and $9,000, respectively. For the nine months there ended, leasing fees amounted to $8,000 and $21,000, respectively.

        In addition to the aforementioned, the General Partner was also paid $12,000 and $14,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 1998 and 1997, respectively. For the nine months there ended, these costs and reimbursements amounted to $42,000 and $41,000, respectively.

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

(3)     Commitments and Contingencies

        Litigation

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

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1998 complaint filed in the Court of Chancery of Philadelphia County. One of the stated purposes of the Delaware complaint is to enjoin the pending transaction with Abbey. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of September 30, 1998, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(4)     Accrued Expenses for Liquidation (Cont'd.)

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

        Since that time, the General Partner and the buyer have been working to finalize a definitive Purchase and Sale Agreement, and that negotiation culminated in executed agreement dated as of November 9, 1998.

        The prospective buyer (the "Purchaser") is Abbey Investments, Inc., an affiliate of The Abbey Company. The Abbey Company is a Southern California-based real estate operating company founded in 1990. The Purchaser is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

        A major tenant at The Forum went out of business and vacated its space in January 1998. This space has not been leased. As a consequence, the buyer has reduced its offer based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease this space. As a result, the parties have agreed to a final purchase price of $12,300,000. Based upon an aggregate price of $12,300,000 (including the Partnership's interest in Cooper Village Partners), the purchase price would be allocated as follows:

                             PROPERTIES            PURCHASE PRICE      DISPOSITION
                                                                       FEES EARNED
           ---------------------------------------------------------- -------------
           Creek Edge Business Center                $4,321,000          $108,025
           The Forum                                  5,300,000          $132,500
           Cooper Village Shopping Center (42%)       2,679,000             -0-
                                                    -----------          --------
              Total                                 $12,300,000          $240,525
                                                    ===========          ========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Liquidity and Capital Resources (Cont'd.)
        -----------------------------------------

        Based upon a final purchase price of $12,300,000, the Limited Partners would receive a final distribution of approximately $193 per $1,000 original investment.

        Deposit. Abbey will deposit into an interest-bearing escrow an initial deposit of $71,800 (including Cooper Village). This deposit plus all interest earned is refundable to Abbey (less one-half of any escrow charges) until the Partnership has satisfied all of its presale obligations or those obligations are waived by Abbey, or until January 23, 1999. Thereafter, the deposit is nonrefundable and it and all interest earned shall be applied to the payment of the purchase price.

        Conditions. The close of the sale is subject to, among other things, Abbey's approval of title conditions, review of operating documents and reports, physical inspection of the properties, and receipt of tenant estoppel certificates. Escrow fees and costs will be shared equally; in general, other costs will be borne in accordance with how those cost are shared in each county in which the real property is located.

        Default. If the Partnership defaults in its obligations under the Purchase and Sale Agreements, Abbey may either (i) terminate the agreements, take back its deposit plus any interest earned, and receive from the Partnership Abbey's actual out-of-pocket expenses, including reasonable attorneys fees and costs or (ii) seek specific performance of the agreements. If Abbey defaults after the contingency period, the Partnership is entitled to keep the deposit plus any interest earned. Abbey and the Partnership have also agreed to refer any disputes to a retired judge or other private arbitrator should a dispute arise.

        Disposition fees. Pursuant to the Partnership Agreement, the General Partner will earn a Disposition Fee of 2.5% of the sale price of certain properties, as set forth in the table above. The amount of the fee will vary depending upon the final sale price of each property. The General Partner will not receive any other fees or distribution of proceeds from the sale of the properties to Abbey.

        Management agreement. At closing, Abbey will enter into a property management agreement with Birtcher Property Services ("BPS") to manage all of the Partnership's properties, plus the properties currently owned by Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II. BPS is an affiliate of Birtcher Investors. BPS has no relationship or affiliation with Liquidity Fund or any of its affiliates.

        The property management agreement has a three year term, during which time BPS will be Abbey's exclusive agent to lease, operate and maintain the properties. For these services, Abbey will pay BPS an annual asset management fee based on performance of the properties measured by the net operating income they generate. The asset management fee will never be greater than an amount equal to 1% of the final sales price of each

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Liquidity and Capital Resources (Cont'd.)
        -------------------------------


        property as set forth in the Purchase and Sale Agreements. In addition, Abbey will pay BPS a property management fee equal to 3% of gross rents collected, and leasing fees of 6.5% of total lease consideration (less third-party brokerage commissions, which are expected to be 5-6%) for new leases and 2% (0% if third-party brokers are involved) for renewals. BPS will be responsible for all of its costs and expenses associated with performing pursuant to the management agreement. The agreement (covering all of the Partnership's properties plus those of Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners
        III) may be terminated without cause by Abbey at any time six months after closing. Termination requires 60 days notice and payment of a termination fee that approximates a 1% asset management fee, plus a 3% property management fee, for the remainder of the term that is equal to $2.7 million, less $100,000 for each month of the contract term that has expired.

        There can be no assurance that the proposed sale of the properties will be completed.

        Regular distributions through September 30, 1998 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. As described in more detail below, in May 1998, the Partnership made a special distribution of $575,000 from cash reserves; in June 1996, the Partnership made a special distribution of $2,159,000 representing 100% of the proceeds from the sale of Flaircentre; on February 28, 1997, the Partnership made a special distribution of approximately $11,708,000 representing net proceeds from the sale of Northtech after a $1,000,000 hold back for Partnership reserves and payment of $340,000 disposition fees to the General Partner; and on October 15, 1997, the Partnership made a special distribution of approximately $5,605,000, representing substantially all of the net proceeds from the sale of Martinazzi Square Shopping Center. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment by capital reserves, after payment for capital improvements to the Partnership's properties and providing for capital reserves.

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

        Liquidity and Capital Resources (Cont'd.)
        -------------------------------

        real property for the purchaser's account. No broker was paid a commission as part of the transaction. Since the sale price exceeded the January 1, 1993 appraised value ($12,900,000), pursuant to the 1993 amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of approximately $340,000 in connection with the sale. The purchaser paid a net investment advisory fee of approximately $52,000 to the affiliate of Birtcher Investors and retained Birtcher Property Services ("BPS") to manage the property. On September 1, 1997, the purchaser terminated its relationship with BPS.

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

        Results of Operations for the Three Months Ended September 30, 1998
        -------------------------------------------------------------------

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

        For the three months ended September 30, 1998, the Partnership generated

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three Months Ended September 30, 1998
        -------------------------------------------------------------------
        (Cont'd.)

        $281,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners). The net operating income for the three months ended September 30, 1998, as compared with the corresponding period in 1997, reflects a decrease in rental income due to the sale of Martinazzi Square in October 1997.

        Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 1998, interest income was approximately $10,000.

        General and administrative expenses for the three months ended September 30, 1998, included charges of $27,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended September 30, 1998, are direct charges of $91,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        The decrease in general and administrative expenses for the three months ended September 30, 1998, as compared to the corresponding period in 1997, was primarily attributable to the decrease in legal, professional services, asset management fees and administrative costs.

        Accrued expenses for liquidation, as reflected in the Statements of Net Assets in Liquidation since March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of September 30, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1998 complaint filed in the Court of Chancery of Philadelphia County. One of the stated purposes of the Delaware complaint is to enjoin the pending transaction with Abbey. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits:

               27 - Financial Data Schedule

        b) Reports on Form 8-K:

               None filed in the period ended September 30, 1998

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

                                                    By: BIRTCHER LIMITED,
                                                        a California limited partnership,
                                                        General Partner of Birtcher Investments

                                                         By:  BREICORP,
                                                              a California corporation,
                                                              formerly known as Birtcher
                                                              Real Estate Inc., General
                                                              Partner of Birtcher Limited

Date:   November 10, 1998                                     By:   /s/Robert M. Anderson
                                                                    ---------------------
                                                                    Robert M. Anderson
                                                                    Executive Director
                                                                    BREICORP

                                         By:  LF Special Fund I, L.P.,
                                              a California limited partnership

                                              By:   Liquidity Fund Asset Management, Inc.,
                                                    a California corporation, General
                                                    Partner of LF Special Fund I, L.P.

Date:   November 10, 1998                           By:  /s/ Brent R. Donaldson
                                                         ----------------------
                                                         Brent R. Donaldson
                                                         President
                                                         Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

Exhibit Number                          Description
--------------                          -----------

     27                           Financial Data Schedule