Form 10-K
period 1998-12-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1999-03-31
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-16027

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

                                 (949) 643-7700
                         (Registrant's telephone number)

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

                                 Yes [X] No [ ]

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


                                      INDEX

                                                                                          Page
                                                                                          ----
PART I

         Item 1.      Business.........................................................     3
         Item 2.      Properties.......................................................     5
         Item 3.      Legal Proceedings................................................     6
         Item 4.      Submission of Matters to a Vote of Security Holders..............     7


PART II

         Item 5.      Market for the Registrant's Limited Partnership
                        Interests and Related Security Holder Matters..................     7
         Item 6.      Selected Financial Data..........................................     9
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............................    10
         Item 7a.     Quantitative and Qualitative Market Risk Disclosures.............    18
         Item 8.      Financial Statements and Supplementary Data......................    F-1
         Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure............................    19


PART III

         Item 10.     Directors and Executive Officers of the Registrant...............    19
         Item 11.     Executive Compensation...........................................    20
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management.................................................    20
         Item 13.     Certain Relationships and Related Transactions...................    20


PART IV

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..    20
           ---        Signatures.......................................................    23

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

The Partnership commenced operations on June 30, 1986. The closing for the final admission of Limited Partners to the Partnership occurred on September 30, 1987. Total limited partners' capital contributions through that date aggregated $63,534,000, including reinvestment from prior affiliated limited partnerships.

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to insure that each property was carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 1. Business (Cont'd.)

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $12,560,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for an adjusted purchase price of $12,300,000. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

The Partnership derives most of its revenue from rental income. Penril, Inc. ("Penril") represented a significant portion of such income until Northtech was sold in January 1997. Rental income from Penril totaled $1,319,000 in 1996 or approximately 27% of the Partnership's total rental income.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 2.  PROPERTIES


                                                                                                NUMBER OF
                                                                                       NET        TENANT      PERCENTAGE
                                 APPROXIMATE                                         RENTABLE     LEASES       OCCUPIED
                                  PURCHASE                                           AREA IN       AS OF         AS OF
NAME/LOCATION/DATE ACQUIRED       PRICE(1)                 DESCRIPTION               SQ. FT.     12/31/98      12/31/98
------------------------------------------------------------------------------------------------------------------------
Creek Edge Business Center      $ 4,874,000       Combination office and warehouse     76,297         1           100%
Eden Prairie, Minnesota                           building located on 5.73 acres
July 1, 1986                                      of land.

The Forum                         5,940,000       A three-story office building        73,166         15           79%
Wauwatosa, Wisconsin                              located on 3.7 acres of land.
August 28, 1986

Cooper Village                    3,769,000(2)    A single-story shopping center       43,433(2)      22           99%
Mesa, Arizona                                     located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988
                                -----------                                           -------
TOTAL                           $14,583,000                                           192,896
                                ===========                                           =======


SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 2. PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE

       (1) The purchase price does not include an allocable share of acquisition fees of $991,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.

       (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership, an affiliated limited partnership. At December 31, 1998, the Partnership had a 42% interest in CV Partners. (See Note 3 to Financial Statements in
              Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 42% of the respective amounts for CV Partners.

Item 3. LEGAL PROCEEDINGS

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 3. LEGAL PROCEEDINGS (Cont'd.)

In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent
R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

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

As of February 28, 1999, the number of holders of the Partnership's interests is as follows:


                        General Partner                           1
                        Limited Partners                      6,493
                                                              -----
                                                              6,494
                                                              =====


The Partnership makes cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)


CALENDAR
QUARTERS           1999               1998             1997              1996             1995             1994
-----------------------------------------------------------------------------------------------------------------
First             $153,000           242,000       $11,944,000       $   631,000          $408,000       $388,000
Second                               752,000           242,000         2,777,000           446,000        478,000
Third                                185,000           242,000           255,000           490,000        433,000
Fourth                               197,000         5,847,000           318,000           694,000        440,000


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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 6. SELECTED FINANCIAL DATA


                          PERIOD ENDED                     YEARS ENDED DECEMBER 31,
                           MARCH 31,           ----------------------------------------------------
                               1997                1996                1995                 1994
                           ------------------------------------------------------------------------
Total Revenues             $    222,000        $  4,956,000        $  5,191,000        $  4,576,000
                           ============        ============        ============        ============

Net Income (Loss):
  General Partner          $     (6,000)       $      6,000        $     (7,000)       $    (15,000)
  Limited Partners             (625,000)            628,000            (646,000)         (1,516,000)
                           ------------        ------------        ------------        ------------

                           $   (631,000)       $    634,000        $   (653,000)       $ (1,531,000)
                           ============        ============        ============        ============
Total Distributions:
  General Partner          $      2,000        $     18,000        $     21,000        $     18,000
                           ============        ============        ============        ============

  Limited Partners         $ 11,944,000        $  3,981,000        $  2,038,000        $  1,739,000
                           ============        ============        ============        ============


The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.


                                              PERIOD FROM
                         YEAR ENDED       APRIL 1, 1997 THROUGH
                      DECEMBER 31, 1998     DECEMBER 31, 1997
                      -----------------   ---------------------
Property Operating
 Income, net             $ 1,006,000           $ 1,099,000
                         ===========           ===========
Distributions to
 Partners                $ 1,384,000           $ 6,339,000
                         ===========           ===========

Net Assets in
 Liquidation             $12,217,000           $12,716,000
                         ===========           ===========


                                     DECEMBER 31,
                   -----------------------------------------------
                       1996              1995              1994
                   -----------       -----------       -----------
Total Assets       $31,611,000       $34,850,000       $37,505,000
                   ===========       ===========       ===========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Since the completion of its acquisition program in December 1988, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1997 and 1998 and continue to be held for sale.

Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Regular distributions for the year ended December 31, 1998, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. The Partnership made special distributions of $5,605,000 in October 1997 (sale of Martinazzi Square), $11,708,000 in February 1997 (sale of Northtech) and $2,159,000 in June 1996 (sale of Flaircentre). Future cash distributions will be made principally to the extent of cash flow attributable to the operations and sales of the Partnership's properties after capital reserve requirements. See
Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1998, 1997 and 1996.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $12,560,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for an adjusted purchase price of $12,300,000. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandated, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values (constituting at least one-half of the total (then) current appraised values) of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's remaining properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals, over approximately two years for the January 1997 appraisals and over one year for the 1998 appraisals.

The General Partner has been evaluating multiple proposals to acquire the properties (both individually and in bulk) over the past several months. In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from those proposals. The General Partner utilized those averages to estimate fair value. The General Partner estimated the fair value of the Partnership's remaining properties at January 1, 1999 to be $12,111,000, net of estimated selling costs and disposition fees.

The foregoing estimated fair value net of selling costs of the Partnership's remaining properties indicates an estimated net asset value in liquidation of $12,605,000 or $198 per $1,000 of original investor subscription. Net assets in liquidation represents the estimated selling price of the Partnership's properties, (net of estimated closing costs and disposition fees), cash and all other assets less other liabilities including accrued expenses for liquidation.

Other Matters

The Partnership is in the process of liquidating its remaining assets. It is anticipated that a sale of those assets will occur on or before January 1, 2000. It is the opinion of the General Partner that the value of those assets is not subject to any valuation risk as a result of year 2000 issues, other than general economic

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Other Matters (Cont'd.)

climate issues that may arise. Based on current information, the cost of addressing potential year 2000 problems is not expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. As of December 31, 1998, the investor services system used to track the limited partners' interests, distributions and tax information has been tested and appears to be free of year 2000 bugs. The Partnership's properties are under review utilizing the Building Owners and Managers Association industry ("BOMA") standards as a guideline for necessary corrections and the Partnership's accounting systems are scheduled for a software upgrade to correct any of its year 2000 issues in July of 1999. The cost of the upgrades will be borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short term it could convert its systems to standard spreadsheet or data base programs at nominal cost.

Results of Operations

Year Ended December 31, 1998

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base and are therefore not comparable. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting) and Statement of Operations for the three months ended March 31, 1997.

For the year ended December 31, 1998, the Partnership generated $1,006,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners), which was slightly lower than 1997. The decrease in operating income for the year ended December 31, 1998, when compared to 1997 was primarily attributable to the following: 1) the sale of Northtech in January 1997 which caused a decrease in 1998 rental revenue of $108,000, offset by a $584,000 write off of deferred rent in 1997 related to the sale; 2) the sale of Martinazzi Square in October 1997 that caused a decrease in rental revenue of $479,000; the decrease in operating expenses of $617,000 related to the sale of Northtech;
and 4) the write off of $178,000 at The Forum related to the early termination of a lease arrangement.

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 1998, interest income was approximately

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1998 (Cont'd.)

$65,000. The decrease, when compared to 1997, was due to the lower average cash balance on hand during 1998.

General and administrative expenses for the year ended December 31, 1998, included charges of $158,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1998, are direct charges of $328,000 relating to audit fees, tax preparation fees, cost of legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The decrease in general and administrative expenses for the year ended December 31, 1998, as compared to 1997, was primarily attributable to decreases in wage reimbursements, asset management fees, legal and professional services, insurance and appraisal fees incurred in 1998.

During 1998, the carrying value of Creek Edge was increased by $236,000 to its estimated net realizable value of $4,432,000. In addition, the carrying value of real estate in the Partnership's investment in Cooper Village Partners was also adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its net realizable value. The Partnership's portion (42%) of the adjustment was $236,000.

Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

Year Ended December 31, 1997

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base and are therefore not comparable. The Partnership's operating results have been reflected in the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting) and Statement of Operations for the three months ended March 31, 1997.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

General and administrative expenses for the year ended December 31, 1997, included charges of $248,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1997, are direct charges of $661,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The increase in general and administrative expenses for the year ended December 31, 1997, as compared to 1996, was primarily attributable to the increase in legal and professional services, printing costs, postage and mailing expenses associated with the Partnership's solicitation of the Limited Partners consent for the liquidation of the Partnership in February 1997.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

Item 7a. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

Not applicable because the Partnership does not have any financial instruments subject to market risk.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                          Page
                                                                                          ----
Independent Auditors' Report...........................................................   F-3

Financial Statements:
       Statements of Net Assets in Liquidation as of December 31, 1998
       and 1997........................................................................   F-4

       Statements of Changes of Net Assets in Liquidation for the Year
       Ended December 31, 1998 and for the Nine Months Ended
       December 31, 1997...............................................................   F-5

       Statements of Operations for the Three Months Ended March 31, 1997
       and the Year Ended December 31, 1996............................................   F-6

       Statements of Partners' Capital for the Three Months Ended
       March 31, 1997 and the Year Ended December 31, 1996.............................   F-7

       Statements of Cash Flows for the Three Months Ended March 31, 1997
       and the Year Ended December 31, 1996............................................   F-8

       Notes to Financial Statements...................................................   F-9

Schedule:
       III - Real Estate in Liquidation as of December 31, 1998........................   F-23

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Independent Auditors' Report...........................................................   F-26

Financial Statements:

       Statements of Net Assets in Liquidation as of December 31, 1998
       and 1997........................................................................   F-27

       Statements of Changes of Net Assets in Liquidation for the Year
       Ended December 31, 1998 and for the Nine Months Ended
       December 31, 1997...............................................................   F-28

       Statements of Operations for the Three Months Ended March 31, 1997
       and the Year Ended December 31, 1996............................................   F-29

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE (CONTINUED)

       Statements of Partners' Capital for the Three Months Ended
       March 31, 1997 and the Year Ended December 31, 1996.............................   F-30

       Statements of Cash Flows for the Three Months Ended March 31, 1997
       and the Year Ended December 31, 1996............................................   F-31

       Notes to Financial Statements...................................................   F-32

Schedule:
       III - Real Estate in Liquidation as of December 31, 1998........................   F-38

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1998 and 1997 of Real Estate Income Partners III, Limited Partnership, and the changes of net assets in liquidation for the year ended December 31, 1998 and for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, Real Estate Income Partners III changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.




                                                      KPMG LLP


Orange County, California
March 9, 1999, except as to the
  second through the fifth paragraphs
  of note 10, which are as of
  March 25, 1999

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                               DECEMBER 31,      DECEMBER 31,
ASSETS (Liquidation Basis):                       1998               1997
                                               -----------       -----------
Properties                                     $ 9,180,000       $ 8,820,000
Investment in Cooper Village Partners            2,543,000         2,733,000
Cash and cash equivalents                          906,000         1,774,000
Accounts receivable                                  3,000            33,000
Other assets                                         8,000            11,000
                                               -----------       -----------

   Total Assets                                 12,640,000        13,371,000
                                               -----------       -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities           292,000           337,000
Accrued expenses for liquidation                   131,000           318,000
                                               -----------       -----------

   Total Liabilities                               423,000           655,000
                                               -----------       -----------

Net Assets in Liquidation                      $12,217,000       $12,716,000
                                               ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION


                                                        FOR THE YEAR ENDED   FOR THE NINE MONTHS
                                                           DECEMBER 31,       ENDED DECEMBER 31,
                                                               1998                 1997
                                                        ------------------   -------------------
Net assets in liquidation at beginning
   of period                                               $ 12,716,000        $ 18,142,000
                                                           ------------        ------------

Increase (decrease) during period:
   Operating activities:
       Property operating income, net                         1,006,000           1,099,000
       Interest income                                           65,000              88,000
       Gain from sale of assets                                      --             203,000
       General and administrative expenses                     (486,000)           (588,000)
       Leasing commissions                                      (17,000)            (35,000)
       Equity in earnings of Cooper Village Partners
        excluding $236,000 adjustment to carrying
        value of investment in 1998                             252,000             146,000
                                                           ------------        ------------

                                                                820,000             913,000

   Liquidating activities:
       Distributions to partners                             (1,384,000)         (6,339,000)
       Adjustment to the carrying value of
         property                                               236,000                  --
       Adjustment to carrying value of
        investment in Cooper Village Partners                  (236,000)                 --
       Change in provision for
         liquidation expenses                                    65,000                  --
                                                           ------------        ------------

                                                             (1,319,000)         (6,339,000)
                                                           ------------        ------------

Net decrease in assets in liquidation                          (499,000)         (5,426,000)
                                                           ------------        ------------

Net assets in liquidation at end of period                 $ 12,217,000        $ 12,716,000
                                                           ============        ============


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                            STATEMENTS OF OPERATIONS


                                            FOR THE
                                          THREE MONTHS       FOR THE YEAR
                                         ENDED MARCH 31,   ENDED DECEMBER 31,
                                              1997               1996
                                         ---------------   ------------------
REVENUES:
   Rental income                          $   270,000        $ 4,910,000
   Interest and other income                   61,000             59,000
   Loss on sale of property                  (109,000)           (13,000)
                                          -----------        -----------

     Total revenues                           222,000          4,956,000
                                          -----------        -----------


EXPENSES:
   Operating expenses                         227,000          1,182,000
   Real estate taxes                          124,000            576,000
   Depreciation and amortization              247,000            132,000
   General and administrative                 321,000            768,000
   Adjustment to carrying value
     of real estate                                --          1,735,000
                                          -----------        -----------

     Total expenses                           919,000          4,393,000
                                          -----------        -----------

Income (loss) before equity in
  earnings of Cooper Village
   Partners                                  (697,000)           563,000

Equity in earnings of Cooper
  Village Partners                             66,000             71,000
                                          -----------        -----------

NET INCOME                                $  (631,000)       $   634,000
                                          ===========        ===========

NET INCOME ALLOCABLE TO:

   General Partner                        $    (6,000)       $     6,000
                                          ===========        ===========

   Limited Partners                       $  (625,000)       $   628,000
                                          ===========        ===========


   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL


                                       FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                         AND THE YEAR ENDED DECEMBER 31, 1996
                                 ----------------------------------------------------
                                    GENERAL            LIMITED
                                    PARTNER            PARTNERS              TOTAL
                                 ----------------------------------------------------
Balance, December 31, 1995       $   (205,000)       $ 34,607,000        $ 34,402,000

   Net income                           6,000             628,000             634,000
   Distributions                      (18,000)         (3,981,000)         (3,999,000)
                                 ------------        ------------        ------------

Balance, December 31, 1996           (217,000)         31,254,000          31,037,000

   Net loss                            (6,000)           (625,000)           (631,000)
   Distributions                       (2,000)        (11,944,000)        (11,946,000)
                                 ------------        ------------        ------------

Balance, March 31, 1997          $   (225,000)       $ 18,685,000        $ 18,460,000
                                 ============        ============        ============


   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                            STATEMENTS OF CASH FLOWS


                                                 FOR THE
                                               THREE MONTHS      FOR THE YEAR
                                             ENDED MARCH 31,    ENDED DECEMBER 31,
                                                  1997                1996
                                             --------------     ------------------
Cash flows from operating activities:
Net income (loss)                             $   (631,000)       $    634,000
Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization                  247,000             132,000
    Equity in earnings of Cooper
      Village Partners                             (66,000)            (71,000)
    Adjustment to carrying value
      of real estate                                    --           1,735,000
    Loss of sale of property                       109,000              13,000
    Changes in:
      Accounts receivable                           24,000              29,000
      Accrued rent receivable                      575,000                  --
      Prepaid expenses and other assets            106,000             (93,000)
      Accounts payable and accrued
        liabilities                               (218,000)            126,000
                                              ------------        ------------
Net cash provided by operating
    activities                                     146,000           2,505,000
                                              ------------        ------------

Cash flows from investing activities:
    Investments in real estate                    (114,000)         (1,098,000)
    Proceeds from sale of property              12,860,000           2,159,000
    Distributions received from
    Cooper Village Partners                         51,000             260,000
                                              ------------        ------------

Net cash provided by
    investing activities                        12,797,000           1,321,000
                                              ------------        ------------

Cash flows from financing activities -
    distributions                              (11,946,000)         (3,999,000)
                                              ------------        ------------

Net increase (decrease) in cash
    and cash equivalents                           997,000            (173,000)

Cash and cash equivalents,
    beginning of period                            807,000             980,000
                                              ------------        ------------

Cash and cash equivalents,
    end of period                             $  1,804,000        $    807,000
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

       The amendment modified the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. The factor used to calculate the annual asset management fee is reduced by .10% each year beginning after December 31, 1996 (e.g., from .65% in 1997 to .55% in 1998 and to .45% in 1999).

       At January 1, 1998 the portfolio was appraised at an estimated value of approximately $12,252,000 net of estimated selling costs (unaudited), which included the Partnership's interest in Cooper Village Partners which was appraised at $2,667,000 (unaudited). The General Partner has been evaluating multiple proposals to acquire the properties (both individually and in bulk) over the past several months. In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from those proposals. The General Partner utilized those averages to estimate fair value. From those valuations, at January 1, 1999, the General Partner estimated the fair value, net of estimated selling costs, of the portfolio to be $12,111,000 (inclusive of the Partnership's interest in Cooper Village Partners).

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

       Although the unpaid 9% Preferential Return to the Limited Partners aggregates $22,356,000 as of December 31, 1998, it is anticipated that the limited partners will not realize this return due to the Partnership's estimated liquidation value of $12,217,000.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

       The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years, therefore, is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

       As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sales of Flaircentre, Northtech and Martinazzi Square, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1997 and 1998 and continue to be held for sale.

       Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $12,560,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for an adjusted purchase price of $12,300,000. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

       In accordance with the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property is carried on the Partnership's Statements of Net Assets in Liquidation at estimated net realizable value. The General Partner estimated net realizable value by using an average of recent offers to acquire the properties, net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998 and based upon appraisals as of January 1, 1998 at December 31, 1997. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Liquidation Basis (Cont'd.)

       For the year ended December 31, 1998, the General Partner determined that the carrying value of Creek Edge was below its estimated net realizable value. As a result, its carrying value was adjusted by $236,000, to $4,432,000. In addition, the carrying value of real estate in the Partnership's investment in Cooper Village Partners was also adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its net realizable value. The Partnership's portion (42%) of the adjustment was $236,000.

       Carrying Value of Real Estate (prior to adoption of the liquidation basis of accounting)

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

       As noted above, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value for each property to its appraised value as of January 1, 1997 at December 31, 1996. If the carrying value of the property and certain related assets were greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Creek Edge, Northtech and Martinazzi Square had carrying values greater than their respective appraised values (or in the case of Northtech, its sales price). As a result, the carrying value was adjusted by $548,000, $1,068,000 and $119,000, respectively to $4,160,000, $12,968,000 and
       $5,500,000, respectively, as of December 31, 1996.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Segment Reporting

       The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

       Rental income from Penril, Inc., totaled $1,319,000 in 1996 or approximately 27% of total rental income for 1996. Penril, Inc. represented a significant portion of rental income until Northtech was sold in January 1997.

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1998 and 1997, totaled $702,000 and $1,701,000, respectively.

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

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Income Taxes (Cont'd.)


                                     1998                               1997
                         GAAP BASIS        TAX BASIS         GAAP BASIS        TAX BASIS
                        (LIQUIDATION)     (UNAUDITED)       (LIQUIDATION)     (UNAUDITED)
------------------------------------------------------------------------------------------
Total Assets            $ 12,640,000      $ 21,140,000      $ 13,371,000      $ 21,775,000
Total Liabilities
                        $    423,000      $    292,000      $    655,000      $    337,000

Following are the differences between Financial Statement and tax return income:

                                                     1998               1997               1996
--------------------------------------------------------------------------------------------------
Net income (loss) per Financial
Statements (period ending March 31,
1997 for 1997)                                   $        --        $  (631,000)       $   634,000


Change in net assets in liquidation
from operating activities including
adjustment to carrying value of properties
(nine months ended December 31, 1997 for 1997)       820,000            913,000                 --

Adjustment to carrying value of
properties in liquidation                           (236,000)                --          1,735,000

Adjustment to carrying value  of
Cooper Village                                       236,000                 --            173,000


Depreciation differences on
investments in real estate                          (557,000)          (704,000)        (1,560,000)

Net loss on sale of properties in
excess of book value                                      --         (3,266,000)        (2,179,000)

Deferred rent adjustment                                  --            576,000                 --

Other                                                (26,000)          (138,000)           (18,000)
--------------------------------------------------------------------------------------------------

Taxable income (loss) per Federal tax
return (unaudited)                               $   237,000        $(3,250,000)       $(1,215,000)
--------------------------------------------------------------------------------------------------

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Investment in Cooper Village Partners (Cont'd.)

        Condensed summary financial information for CV Partners is presented below.

        Condensed Statements of Net Assets in Liquidation:


                                          DECEMBER 31,
                                ------------------------------
                                    1998              1997
                                -----------        -----------
Property                        $ 5,632,000        $ 6,102,000
Cash and Other Assets               387,000            401,000
Liabilities                        (134,000)          (144,000)
                                -----------        -----------

Net assets in liquidation       $ 5,885,000        $ 6,359,000
                                ===========        ===========


Condensed Statements of Changes
  Of Net Assets in Liquidation:           YEAR ENDED        NINE MONTHS
                                         DECEMBER 31,     ENDED DECEMBER 31,
                                            1998                1997
                                         -----------      -----------------
Net Assets in Liquidation
  at beginning of period                 $ 6,359,000        $ 6,384,000
Increase (decrease) during period:
  Operating Activities                       580,000            345,000
  Liquidating Activities                  (1,054,000)          (370,000)
                                         -----------        -----------
Net decrease in Assets in
  Liquidation                               (474,000)           (25,000)
                                         -----------        -----------
Net Assets in Liquidation at
  end of period                          $ 5,885,000        $ 6,359,000
                                         ===========        ===========


Condensed Statements                   FOR THE            FOR THE
  Of Operations:                    THREE MONTHS        YEAR ENDED
                                   ENDED MARCH 31,     DECEMBER 31,
                                        1997               1996
                                    -----------        -----------
Rental and Other Income             $   242,000        $ 1,072,000
Operating and Other Expenses            (84,000)          (483,000)
Adjustment to Carrying Value
  of Real Estate                             --           (412,000)
Depreciation and Amortization            (2,000)            (8,000)
                                    -----------        -----------

Net Income                          $   156,000        $   169,000
                                    ===========        ===========


        The carrying value of real estate in the Partnership's investment in Cooper Village Partners was adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its estimated net realizable value. The Partnership's portion (42%) of the adjustment was $236,000.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

 (4)    Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1998, 1997 and 1996, the Partnership was charged with approximately $88,000, $131,000 and $131,000, respectively, of such expenses. An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $55,000, $93,000 and $187,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, an affiliate of the General Partner received $39,000, $53,000 and $56,000, respectively, for the years ended December 31, 1998, 1997 and 1996, as reimbursement of costs for on-site property management personnel and other reimbursable costs. In addition to the aforementioned, an affiliate of the General Partner was also paid $40,000, $37,000 and $39,000, related to the Partnership's portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the years ended December 31, 1998, 1997 and 1996, respectively.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% (65% in 1997) of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1998, 1997 and 1996, amounted to $53,000, $93,000 and $224,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space. Fees for leasing services for the year ended December 31, 1998, 1997 and 1996, amounted to $17,000, $24,000 and $47,000 respectively. In addition, to the aforementioned, the General Partner was also paid $15,000, $17,000 and $20,000, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners for the years ended December 31, 1998, 1997 and 1996, respectively.

(5)     Gains and Losses on Disposition of Assets

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Gains and Losses on Disposition of Assets (Cont'd.)

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

 (6)    Commitments and Contingencies

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1998, are properly classified as operating leases for financial reporting purposes.

        Future minimum annual rental income to be received under such leases as of December 31, 1998, is as follows:


                         Year Ending December 31,
                         ------------------------
                                   1999                        $1,531,000
                                   2000                         1,495,000
                                   2001                         1,158,000
                                   2002                           524,000
                                   2003                            78,000
                                Thereafter                         37,000
                                                               ----------
                                                               $4,823,000
                                                               ==========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)    Commitments and Contingencies (Cont'd.)

       Future Minimum Annual Rentals (Cont'd.)

       Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

       Litigation

       So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

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

       In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(7)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:


                                      DECEMBER 31,
                                 -----------------------
                                   1998           1997
                                 --------       --------
Real estate taxes                $143,000       $140,000
Security deposits                  31,000         34,000
Accounts payable and other        118,000        163,000
                                 --------       --------
                                 $292,000       $337,000
                                 ========       ========


(8)    Accrued Expenses for Liquidation

       Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services.

(9)    Allowance for Doubtful Accounts


                                   YEAR ENDED
                                  DECEMBER 31,
                                     1996
                                  ------------
Balance at beginning of year       $ 14,000
Additions                                --
Writeoffs                            (6,000)
                                   --------

Balance at end of year             $  8,000
                                   ========


(10)    Subsequent Events

        On February 28, 1999, the Partnership made an aggregate regular cash distribution of $153,000 to its Limited Partners.

        On March 25, 1999, the Partnership signed a letter of intent with Praedium Performance Fund IV ("Praedium") to sell The Forum to Praedium for $4,500,000. Praedium is a New York-based investment firm affiliated with CS First Boston. Praedium is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

        The Partnership and Praedium expect to sign a definitive Purchase and Sale Agreement within two weeks, or by approximately April 8, 1999. Praedium will then have 45 days to complete its due diligence investigation and 30 days thereafter to complete the purchase. Upon execution of the definitive Purchase and Sale Agreement, Praedium will deposit $35,000 into an escrow account, which deposit shall be fully refundable at any time before the expiration of the due diligence period.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(10)    Subsequent Events (Cont'd.)

        Praedium will hire Birtcher or an affiliate as asset manager for The Forum, and pay an annual fee equal to .30% of the value of The Forum for asset management services. Also, Praedium will hire Birtcher or an affiliate as property manager for The Forum for a fee that is approximately the same as the current fee paid to the General Partner for property management.

        The letter of intent is nonbinding. Completion of the transaction is conditioned upon Praedium completing its due diligence and formal approval of the transaction by Praedium's "Investment Committee". The Partnership has agreed that until the earlier of April 8, 1999 or the execution of a definitive Purchase and Sale Agreement or Praedium terminates the letter of intent, the Partnership will not offer to sell or solicit any offer to purchase or negotiate for the sale of The Forum.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                                  SCHEDULE III
                           REAL ESTATE IN LIQUIDATION
                             AS OF DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)



     COL. A                          COL. C                    COL. D                            COL. E                 COL. H
     ------                          ------                    ------                            ------                 ------
                                                        COSTS CAPITALIZED
                                   INITIAL COST            SUBSEQUENT                    GROSS AMOUNT AT WHICH
                                 TO PARTNERSHIP (c)     TO THE ACQUISITION           CARRIED AT CLOSE OF PERIOD (b)
                             ---------------------- ---------------------------      ------------------------------     --------
                                      BUILDINGS AND                 CARRYING                 BUILDINGS AND               DATE
DESCRIPTION (a)               LAND    IMPROVEMENTS  IMPROVEMENTS   COSTS (b),(d)     LAND    IMPROVEMENTS  TOTAL (e)    ACQUIRED
--------------------------------------------------------------------------------------------------------------------------------
Creek Edge Business Center,
Eden Prairie, MN             $   746     $ 4,435       $ 1,332       $(2,081)       $   746     $ 3,686     $ 4,432     07/01/86

The Forum
Wauwatosa, WI                  1,109       5,209         2,143        (3,713)           827       3,921       4,748     08/28/86
                             -------     -------       -------       -------        -------     -------     -------     --------

TOTAL                        $ 1,855     $ 9,644       $ 3,475       $(5,794)       $ 1,573     $ 7,607     $ 9,180
                             =======     =======       =======       =======        =======     =======     =======


NOTE: Columns B, F, G and I are either none or are not applicable.

See notes to table on following page.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

NOTES TO SCHEDULE III

(a) For a description of the properties, see "Item 2. Properties." This schedule does not include the investment in Cooper Village Partners which is accounted for under the equity method of accounting.

(b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the properties.

        For the year ended December 31, 1998, the General Partner determined that the carrying value of Creek Edge was below its estimated net realizable value. As a result, its carrying value was adjusted by $236,000, to $4,432,000.

        At December 31, 1996, the General Partner determined that Creek Edge had a carrying value greater than its respective appraised value. As a result, the carrying value was adjusted by $548,000 to $4,160,000 as of December 31, 1996.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $14,831,000 as of December 31, 1998. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d) Amounts represent funds received from the sellers subsequent to acquisition under rental agreements for non-occupied space and include adjustments to carrying value of real estate.

(e)     RECONCILIATION OF REAL ESTATE

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


                                                     DECEMBER 31,
                                                1998               1997
                                           -------------------------------
Balance at beginning of year               $  8,820,000       $ 38,727,000
  Additions during the year:
    Improvements                                124,000            256,000
    Other (*)                                        --         (4,042,000)
    Adjustment to the carrying value
    of properties                               236,000                 --
  Reductions during the year:
    Sale of real estate                              --        (26,121,000)
                                           ------------       ------------

Balance at end of year                     $  9,180,000       $  8,820,000
                                           ============       ============


(*) Results from reclassification of deferred rent receivable and leasing commissions to real estate and deletion of accumulated depreciation upon the adoption of the liquidation basis of accounting on March 31, 1997.

                   RECONCILIATION OF ACCUMULATED DEPRECIATION


                                              DECEMBER 31,
                                                   1997
                                              ------------
Balance at beginning of year                  $ 12,073,000
Accumulated depreciation on
 real estate sold                               (7,725,000)
Adjustment upon adoption of liquidation
 basis of accounting                            (4,348,000)
                                              ------------

Balance at end of year                        $         --
                                              ============

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1998 and 1997 of Cooper Village Partners, and the changes of net assets in liquidation for the year ended December 31, 1998 and the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, the Partnership changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.




                                               KPMG LLP


Orange County, California
March 9, 1999

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                               DECEMBER 31,     DECEMBER 31,
ASSETS (Liquidation Basis):                       1998             1997
                                               ----------       ----------
Property                                       $5,632,000       $6,102,000

Cash and cash equivalents                         301,000          324,000
Accounts receivable                                81,000           71,000
Other assets                                        5,000            6,000
                                               ----------       ----------

   Total Assets                                 6,019,000        6,503,000
                                               ----------       ----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities          125,000          135,000
Accrued expenses for liquidation                    9,000            9,000
                                               ----------       ----------

   Total Liabilities                              134,000          144,000
                                               ----------       ----------

Net Assets in Liquidation                      $5,885,000       $6,359,000
                                               ==========       ==========


   The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION


                                               FOR THE YEAR ENDED    FOR THE NINE MONTHS
                                                 DECEMBER 31,         ENDED DECEMBER 31,
                                                    1998                    1997
                                               ------------------    -------------------
Net assets in liquidation at beginning
   of period                                     $ 6,359,000            $ 6,384,000
                                                 -----------            -----------
Increase (decrease) during period:
   Operating activities:
      Property operating income, net                 650,000                381,000
      Interest income                                 16,000                 16,000
      General and administrative expenses            (47,000)               (39,000)
      Leasing commissions                            (39,000)               (13,000)
                                                 -----------            -----------

                                                     580,000                345,000
                                                 -----------            -----------

   Liquidating activities:
      Adjustment to carrying value of
        property in liquidation                     (564,000)                    --
      Distributions to partners                     (490,000)              (370,000)
                                                 -----------            -----------

                                                  (1,054,000)              (370,000)
                                                 -----------            -----------

Net decrease in assets in liquidation               (474,000)               (25,000)
                                                 -----------            -----------

Net assets in liquidation at end of period       $ 5,885,000            $ 6,359,000
                                                 ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                            STATEMENTS OF OPERATIONS


                                         FOR THE
                                       THREE MONTHS       FOR THE YEAR
                                      ENDED MARCH 31,  ENDED DECEMBER 31,
                                           1997             1996
                                      ---------------  ------------------
REVENUES:
   Rental income                       $    238,000     $  1,051,000
   Interest and other income                  4,000           21,000
                                       ------------     ------------

     Total revenues                         242,000        1,072,000
                                       ------------     ------------


EXPENSES:
   Operating expenses                        72,000          277,000
   Real estate taxes                             --          148,000
   Depreciation and amortization              2,000            8,000
   Adjustment to carrying
    value of real estate                         --          412,000
   General and administrative                12,000           58,000
                                       ------------     ------------

     Total expenses                          86,000          903,000
                                       ------------     ------------

NET INCOME                             $    156,000     $    169,000
                                       ============     ============


   The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL


                                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                                           THE YEAR ENDED DECEMBER 31, 1996
                                --------------------------------------------------
                                   GENERAL            GENERAL
                                   PARTNER            PARTNER
                                DAMSON/BIRTCHER     REAL ESTATE
                                 REALTY INCOME        INCOME
                                   FUND II          PARTNERS III          TOTAL
                                --------------------------------------------------
Balance, December 31, 1995       $ 3,892,000        $ 2,916,000        $ 6,808,000

   Net income                         98,000             71,000            169,000
   Distributions                    (360,000)          (260,000)          (620,000)
                                 -----------        -----------        -----------

Balance, December 31, 1996         3,630,000          2,727,000          6,357,000

   Net income                         90,000             66,000            156,000
   Distributions                     (70,000)           (50,000)          (120,000)
                                 -----------        -----------        -----------

Balance, March 31, 1997          $ 3,650,000        $ 2,743,000        $ 6,393,000
                                 ===========        ===========        ===========


   The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                            STATEMENTS OF CASH FLOWS


                                              FOR THE
                                            THREE MONTHS      FOR THE YEAR
                                           ENDED MARCH 31,  ENDED DECEMBER 31,
                                                1997             1996
                                           ---------------  ------------------
Cash flows from operating activities:

Net income                                   $ 156,000          $ 169,000
Adjustments to reconcile net income
to net cash provided by
operating activities:
   Depreciation and amortization                 2,000              8,000
   Adjustment to carrying value of
     real estate                                    --            412,000

Changes in:
    Accounts receivable                        (24,000)             5,000
    Accrued rent receivable                      2,000             10,000
    Prepaid expenses and other assets            1,000             (3,000)
    Accounts payable and accrued
      liabilities                               17,000              3,000
                                             ---------          ---------
Net cash provided by operating
    activities                                 154,000            604,000

Cash flows from investing activities -
    investments in real estate                 (22,000)           (37,000)

Cash flows from financing activities -
    distributions                             (120,000)          (620,000)
                                             ---------          ---------

Net increase (decrease) in cash and
    cash equivalents                            12,000            (53,000)

Cash and cash equivalents,
  beginning of period                          355,000            408,000
                                             ---------          ---------

Cash and cash equivalents,
  end of period                              $ 367,000          $ 355,000
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

       On February 18, 1997, the General Partners mailed a Consent Solicitation to the Limited Partners of Funds II and III which sought their consent to dissolve those Partnerships and sell and liquidate all of their remaining properties (including the Partnership's property) as soon as practicable, consistent with obtaining reasonable value for the Partnership's property. A majority in interest of the Limited Partners of Funds II and III consented by March 13, 1997. As a result, the General Partners, as well as the Partnership, adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

       The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years, therefore, is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

       As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1997 and 1998 and it is currently held for sale.

       In accordance with the liquidation basis of accounting (see Note 2), the carrying value of the Partnership's property was evaluated to ensure it is carried on the Partnership's Statements of Net Assets in Liquidation at net realizable value. The General Partners estimated net realizable value for this purpose by using an average of recent offers to acquire Cooper Village Shopping Center net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998 and appraisals performed as of January 1, 1998 at December 31, 1997. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

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

       For the year ended December 31, 1998, the General Partners determined that the carrying value of Cooper Village Shopping Center was in excess of its estimated net realizable value. As a result, the carrying value was adjusted by $564,000 to $5,633,000.

       Carrying Value of Real Estate (prior to adoption of the liquidation basis of accounting)

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

       As noted above, as of December 31, 1995 the General Partners decided to account for the Partnership's property as an asset held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partners compared the carrying value of the property to its appraised value as of January 1, 1997 at December 31, 1996. The carrying value of the property and certain related assets was greater than it's appraised value, less selling costs, and the General Partner reduced the carrying value of the property by the difference of $412,000 at December 31, 1996.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Segment Reporting

       The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other nonequity-type cash investments. Cash equivalents at December 31, 1998 and 1997, totaled $297,000 and $289,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:


                                    1998                              1997
                        GAAP BASIS        TAX BASIS       GAAP BASIS       TAX BASIS
                       (LIQUIDATION)     (UNAUDITED)     (LIQUIDATION)    (UNAUDITED)
-------------------------------------------------------------------------------------
Total Assets            $6,019,000       $6,508,000       $6,503,000       $6,507,000

Total Liabilities       $  134,000       $  135,000       $  144,000       $  135,000


       Following are the differences between Financial Statement and tax return income:


                                                  1998             1997             1996
------------------------------------------------------------------------------------------
Net income per Financial Statements
(period ended March 31, 1997 for 1997)         $      --        $ 156,000        $ 169,000

Change in net assets in liquidation from
operating activities including
adjustment to carrying value of real
estate (nine months ended December 31, 1997
for 1997)                                         16,000          345,000               --

Depreciation differences on
investments in real estate                      (221,000)        (221,000)        (219,000)

Adjustment to carrying value of
property in liquidation                          564,000               --          412,000

Other                                             72,000            7,000           10,000
------------------------------------------------------------------------------------------

Taxable income per Federal tax return
(unaudited)                                    $ 287,000        $ 287,000        $ 372,000
------------------------------------------------------------------------------------------


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

       actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1998, 1997 and 1996, the Partnership was charged with approximately $1,000, $1,000 and $1,000, respectively, of such expenses.

       An affiliate of the General Partner of Fund II and Fund III provides property management services with respect to the Partnership's property and receives a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $53,000 in 1998, $47,000 in 1997, and $54,000 in 1996.
       In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $37,000 in 1998, $37,000 in 1997 and $35,000 in 1996, as
       reimbursement of costs for on-site property management personnel and other reimbursable costs.

       The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .55% (.65% in 1997 and .75% in 1996) of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1998, 1997 and 1996, amounted to $35,000, $39,000 and
       $48,000, respectively. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1998, 1997 and 1996, amounted to $4,000, $6,000 and $3,000, respectively.

(4)    Commitments and Contingencies

       Litigation

       The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partners' belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

       Future Minimum Annual Rentals

       The Partnership has determined that all leases which had been executed as of December 31, 1998, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1998 are as follows:


                 Year Ending December 31,
                 ------------------------
                         1999                                  $  730,000
                         2000                                     577,000
                         2001                                     420,000
                         2002                                     329,000
                         2003                                     276,000
                         Thereafter                             1,016,000
                                                               ----------
                                                               $3,348,000
                                                               ==========

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

(5)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:


                                      DECEMBER 31,
                                 -----------------------
                                   1998           1997
                                 --------       --------
Real estate taxes                $ 73,000       $ 70,000
Accounts payable and other          7,000         29,000
Security deposits                  45,000         36,000
                                 --------       --------
                                 $125,000       $135,000
                                 ========       ========


(6)    Accrued Expenses for Liquidation

       Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance.

(7)    Subsequent Event

       On February 28, 1999, the Partnership made an aggregate cash distribution of $140,000 to its General Partners.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

                                  SCHEDULE III
                           REAL ESTATE IN LIQUIDATION
                             AS OF DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


     COL. A                             COL. C                       COL. D                        COL. E                  COL. H
     ------                             ------                       ------                        ------                  ------
                                                               COSTS CAPITALIZED
                                       INITIAL COST               SUBSEQUENT                GROSS AMOUNT AT WHICH
                                     TO PARTNERSHIP (c)       TO THE ACQUISITION        CARRIED AT CLOSE OF PERIOD (b)
                                 ------------------------  -----------------------    ---------------------------------
                                            BUILDINGS AND                 CARRYING              BUILDINGS AND               DATE
DESCRIPTION (a)                   LAND      IMPROVEMENTS   IMPROVEMENTS   COSTS (b)    LAND     IMPROVEMENTS     TOTAL    ACQUIRED
-----------------------------------------------------------------------------------------------------------------------------------
Cooper Village Shopping Center   $ 2,756       $ 6,430       $   880       $(4,433)   $ 2,748     $ 2,885       $ 5,632    12/30/87
                                                                                                                              and
                                                                                                                           12/30/88
                                 -------       -------       -------       -------    -------     -------       -------

TOTAL                            $ 2,756       $ 6,430       $   880       $(4,433)   $ 2,748     $ 2,885       $ 5,632
                                 =======       =======       =======       =======    =======     =======       =======


NOTE: Columns B, F, G and I are either none or are not applicable.

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

       For the year ended December 31, 1998, the General Partners determined that the carrying value of Cooper Village Shopping Center was in excess of its estimated net realizable value. As a result, the carrying value was adjusted by $564,000 to $5,632,000.

       The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $7,823,000 as of December 31, 1998. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments and Equity Properties Inc.

                            COOPER VILLAGE PARTNERS
                            (a General Partnership)

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

       -      Richard G. Wollack, Chairman of the Board
       -      Brent R. Donaldson, President
       -      Deborah M. Richard, Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

       -      Ronald E. Birtcher, Co-Chairman of the Board
       -      Arthur B. Birtcher, Co-Chairman of the Board
       -      Robert M. Anderson, Executive Director

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1998.


                                           YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                      1998           1997           1996
                                    --------       --------       --------
General Partner's 1% share of
  distributable cash                $  8,000       $ 10,000       $ 18,000
Asset management fees                 53,000         93,000        224,000
Property management fees              55,000         93,000        187,000
Leasing fees                          17,000         24,000         47,000
Property management expense
  reimbursements                      39,000         53,000         56,000
Other expense reimbursements          88,000        131,000        131,000
                                    --------       --------       --------
TOTAL                               $260,000       $404,000       $663,000
                                    ========       ========       ========


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1999 there was no entity or individual holding more than 5% of the Limited Partnership interests of the Registrant.

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

       Exhibits:

       3.     Articles of Incorporation and Bylaws

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

b)     Reports on Form 8-K:

       None filed for the year ended December 31, 1998, however, reference has been incorporated for the Form 8-K filed on February 4, 1999 reporting that the agreement to sell all of Real Estate Income Partners III's properties to Abbey Investments, Inc. had been terminated.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

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

                                       By:  BIRTCHER LIMITED,
                                            a California limited partnership,
                                            General Partner of Birtcher
                                            Investments

                                              By:  BREICORP,
                                                   a California corporation,
                                                   formerly known as Birtcher
                                                   Real Estate Inc., General
                                                   Partner of Birtcher Limited

Date: March 30, 1999                               By:   /s/Robert M. Anderson
                                                         ---------------------
                                                         Robert M. Anderson
                                                         Executive Director
                            BREICORP

                            By: LF Special Fund I, L.P.,
                                a California limited partnership

                                By: Liquidity Fund Asset Management, Inc.,
                                    a California corporation, General Partner
                                    of LF Special Fund I, L.P.

Date: March 30, 1999                 By: /s/ Brent R. Donaldson
                                         -----------------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.

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


     Signature                            Capacity                           Date
     ---------                            --------                           ----
/s/ Arthur B. Birtcher              Co-Chairman of the Board -          March 30, 1999
----------------------              BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher              Co-Chairman of the Board -          March 30, 1999
----------------------              BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack              Chairman of Liquidity Fund          March 30, 1999
----------------------              Asset Management, Inc.
Richard G. Wollack

                                 EXHIBIT INDEX


        3.    Articles of Incorporation and Bylaws

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