Form 10-Q
period 1999-09-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 1999-11-15
CIK 785566

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                   September 30,1999
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

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,1999

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Net Assets in Liquidation - September 30,1999
          (Unaudited) and December 31, 1998 (Audited)...........................   3

          Statements of Changes of Net Assets in Liquidation -
          Three and Nine months Ended September 30,1999 and 1998 (Unaudited)....   4

          Notes to Financial Statements (Unaudited).............................   5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................  11

Item 3.   Quantitative and Qualitative Market Risk Disclosures..................  16

PART II.  OTHER INFORMATION.....................................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                             September 30,     December 31,
                                                 1999              1998
                                              -----------      -----------
                                              (unaudited)
ASSETS (Liquidation Basis):
---------------------------

Properties                                    $ 4,432,000      $ 9,180,000

Investment in Cooper Village Partners           2,797,000        2,543,000
Cash and cash equivalents                       5,417,000          906,000
Cash held in escrow                               148,000               --
Accounts receivable, net                           10,000            3,000
Other assets                                       10,000            8,000
                                              -----------      -----------

    Total Assets                               12,814,000       12,640,000
                                              -----------      -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities           93,000          292,000
Accrued expenses for liquidation                  131,000          131,000
                                              -----------      -----------

    Total Liabilities                             224,000          423,000
                                              -----------      -----------

Net Assets in Liquidation                     $12,590,000      $12,217,000
                                              ===========      ===========


The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                          -----------------------------     -----------------------------
                                             1999             1998             1999             1998
                                          ------------     ------------     ------------     ------------
Net assets in liquidation
 at beginning of period                   $ 12,225,000     $ 12,074,000     $ 12,217,000     $ 12,716,000
Increase (decrease) during period:
     Operating activities:
       Property operating income, net          308,000          281,000          799,000          712,000
       Equity in earnings of Cooper
         Village Partners excluding
         $190,000 gain from sale of
         Partnership's interest in
         Cooper Village Shopping
         Center                                 47,000           51,000          191,000          182,000
       Interest income                          17,000           10,000           31,000           56,000
       Leasing commissions                     (10,000)         (10,000)         (30,000)         (16,000)
       General and administrative
        expenses                              (133,000)        (118,000)        (349,000)        (364,000)
                                          ------------     ------------     ------------     ------------

                                               229,000          214,000          642,000          570,000
                                          ------------     ------------     ------------     ------------
Liquidating activities:
       Gain on sale of real estate             197,000               --          197,000               --
       Gain from sale of Partnership's
         interest in Cooper Village
         Shopping Center                       190,000               --          190,000               --
       Distributions to partners              (251,000)        (187,000)        (656,000)      (1,185,000)
                                          ------------     ------------     ------------     ------------

                                               136,000         (187,000)        (269,000)      (1,185,000)
                                          ------------     ------------     ------------     ------------

Net increase (decrease)in assets
in liquidation                                 365,000           27,000          373,000         (615,000)
                                          ------------     ------------     ------------     ------------

Net assets in liquidation at
end of period                             $ 12,590,000     $ 12,101,000     $ 12,590,000     $ 12,101,000
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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30,1999 and 1998, the Partnership incurred approximately $12,000 and $13,000, respectively, of such expenses. For the nine months there ended, these reimbursements amounted to $59,000 and $69,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $18,000 and $14,000, respectively, for the three months ended September 30,1999 and 1998 and $47,000 and $40,000 for the nine months there ended. In addition, an affiliate of the General Partner received $10,000 and $9,000 for the three months ended September 30,1999 and 1998, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. Such reimbursements amounted to $31,000 and $29,000, respectively, for the nine months there ended.

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

         appraisal undertaken in January of 1998 and by the General Partner's estimate of fair value in January 1999. Such fees for the three months ended September 30,1999 and 1998, amounted to $11,000 and $13,000, respectively. For the nine months there ended, these fees amounted to $32,000 and $40,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30,1999 and 1998, amounted to $6,000 and $1,000, respectively. For the nine months there ended, leasing fees amounted to $12,000 and $8,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $14,000 and $12,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30,1999 and 1998, respectively. For the nine months there ended, these costs and reimbursements amounted to $42,000 and $42,000, respectively.

(3)      Commitments and Contingencies

         Litigation
         -----------

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(3)      Commitments and Contingencies

         Litigation (Cont'd.)

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------
         (Cont'd.)

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

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners,Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not stayed or dismissed, the Partnership intends to present a vigorous defense.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of September 30,1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees (exclusive of litigation costs), accounting fees, tax preparation, filing fees and other professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)      Gain on Sale of Real Estate

         The gain on sale of real estate ($197,000) reflects the sale of The Forum office park on September 23, 1999 for $5,350,000. The Partnership also recognized a gain from the sale of the Partnership's interest in Cooper Village Shopping Center ($190,000).

         During the three month period ended September 30, 1999, the Partnership sold two of its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in two separate transactions, as set forth below:

         Cooper Village
         --------------

         On September 21, 1999, the Partnership sold its 42% interest in Cooper Village Shopping Center (co-owned with an affiliated partnership), in Mesa, Arizona to Old Vine Corporation ("Old Vine"), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.
         The sale price for the Partnership's 42% interest was $2,593,500.

         The buyer was represented by a third-party broker in the transaction. The Partnership's allocation of the broker commission paid was $33,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

         The proceeds from the sale of Cooper Village Shopping Center will be distributed to the Partnership and its affiliated partnership during the fourth quarter of 1999.

         The Forum
         ---------

         On September 23, 1999, the Partnership sold The Forum, in Wauwatosa, Wisconsin to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for $5,350,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         Rubin Pachulsky Dew was represented by a third-party broker in the transaction. The broker was paid $53,500 from the sale proceeds. Since the sale price of The Forum exceeded the January 1, 1993 appraised value ($4,440,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of $133,750 in connection with the sale.

         Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for The Forum for a fee that is approximately the same as the fee that the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for The Forum, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% cumulative annual, return on its investment. The incentive fee, if earned, is not payable until the property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)      Gain on Sale of Real Estate (Cont'd.)

         A portion of the proceeds from the sale of The Forum to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price has been held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale and for any litigation costs that may arise for a one-year period. The remaining cash held in escrow relates to holdbacks for tax prorations. The cash held in escrow has been included in the gain on sale of real estate.

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

         In November 1998, the Partnership entered into a Purchase and Sale Agreement with Abbey Investments, Inc. to sell all of the Partnership's remaining properties for $12,300,000. However, in January 1999, the agreement was terminated because Abbey had requested a material reduction in the purchase price (approximately 11%), which the Partnership did not agree to.

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

         Sale of the Properties

         During the three month period ended September 30, 1999, the Partnership sold two of its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in two separate transactions, as set forth below:

         Cooper Village
         --------------

         On September 21, 1999, the Partnership sold its 42% interest in Cooper Village Shopping Center (co-owned with an affiliated partnership), in Mesa, Arizona to Old Vine Corporation ("Old Vine"), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.
         The sale price for the Partnership's 42% interest was $2,593,500.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         Sale of the Properties (Cont'd.)

         Cooper Village (Cont'd.)
         --------------

         The buyer was represented by a third-party broker in the transaction. The Partnership's allocation of the broker commission paid was $33,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

         The proceeds from the sale of Cooper Village Shopping Center will be distributed to the Partnership and its affiliated partnership during the fourth quarter of 1999.

         The Forum
         ---------

         On September 23, 1999, the Partnership sold The Forum, in Wauwatosa, Wisconsin to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for $5,350,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         Rubin Pachulsky Dew was represented by a third-party broker in the transaction. The broker was paid $53,500 from the sale proceeds. Since the sale price of The Forum exceeded the January 1, 1993 appraised value ($4,440,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of $133,750 in connection with the sale.

         Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for The Forum for a fee that is approximately the same as the fee that the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for The Forum, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% cumulative annual, return on its investment. The incentive fee, if earned, is not payable until the property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         A portion of the proceeds from the sale of The Forum to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price has been held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale and for any litigation costs that may arise for a one-year period. The remaining cash held in escrow relates to holdbacks for tax prorations. The cash held in escrow has been included in the gain on sale of real estate.

         Summary of Sale Proceeds
         ------------------------

         The Partnership realized approximately $7,438,000, or approximately $117 per $1,000 originally invested in the Partnership, in distributable cash proceeds from the sale of the two properties, after deducting for holdbacks (approximately $148,000), and closing costs and prorations totaling approximately $358,000.

         The General Partner's estimate of distributable cash proceeds does not take into account the expenditure of Partnership cash reserves, operating expenses or net income or loss of the Partnership for any period prior to the time the remaining property is sold or, the ongoing litigation, which could affect the amount of sales proceeds ultimately available for distribution. Therefore, the actual proceeds to be received by the limited partners may vary materially, up or down, from the estimate.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Summary of Sale Proceeds (Cont'd.)
         ------------------------

         Currently, two lawsuits are pending against the Partnership and its General Partner and certain of its affiliates that seek, among things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the Partnership will not distribute liquidation proceeds until the uncertainty surrounding these lawsuits is sufficiently resolved. The amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations.

         Status of Creek Edge Business Center
         ------------------------------------

         The Partnership entered into a purchase agreement as of November 15, 1999, to sell Creek Edge Business Center to WelshInvest I, LLC ("Buyer"), for a purchase price of $5,300,000. An affiliate of Buyer ("Welsh") has had a pre-existing relationship with various affiliates of Birtcher Investors for more than 20 years, pursuant to which Welsh initially sold Creek Edge to the Partnership, and subsequently contracted with an affiliate of Birtcher to perform property management services at Creek Edge on behalf of the Partnership. An affiliate of Welsh acted as buyer's broker in the transaction, and will be paid a brokerage commission not to exceed $159,000 upon closing. It is not anticipated that Buyer will hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. Buyer has deposited $50,000 into escrow, and will deposit $50,000 in addition, on December 5, 1999. Closing is currently scheduled for December 15, 1999.

         Other Matters
         -------------

         Partner Regular distributions through September 30, 1999 represent cash flow generated from operations of the Partnership's properties and interest earned on the Partnership's working capital, net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment by capital reserves, after payment for capital improvements to the Partnership's properties and providing for capital reserves.

         The Partnership is in the process of liquidating its remaining assets. Only one of the Partnership's properties (Creek Edge) remains unsold at September 30, 1999. The balance of the Partnership's assets consists primarily of cash and receivables. Further, it is

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Other Matters (Cont'd.)
         -------------

         anticipated that the Creek Edge property will be sold on or before January 1, 2000. It is therefore the opinion of the General Partner that the value of the remaining assets is not subject to any valuation risk as a result of year 2000 issues, other than general economic climate issues that may arise. Based on current information, the cost of addressing potential year 2000 problems is not expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods.

         As of September 30, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information have been tested and appear to be free of year 2000 bugs. The Partnership's remaining property is under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections. The cost of the upgrades to the Partnership's accounting systems were borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

         Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short run it could convert its systems to standard spreadsheet or data base programs at nominal cost.

         Results of Operations for the Three Months Ended September 30, 1999
         -------------------------------------------------------------------

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

         For the three months ended September 30, 1999 the Partnership generated $308,000 of net operating income from its operations. The increase in net operating income for the three months ended September 30, 1999 as compared to the same period in 1998, was primarily attributable to a decrease in tenant bad debts and real estate taxes at The Forum. These decreases in charges were partially offset by lost revenue from the sale of The Forum in September 1999.

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30,1999, interest income was approximately $17,000.

         The gain on sale of real estate ($197,000) reflects the sale of The Forum office park on September 23, 1999 for $5,350,000. The Partnership also recognized a gain from the sale of the Partnership's interest in Cooper Village Shopping Center ($190,000).

         General and administrative expenses for the three months ended September 30, 1999, included charges of $28,000 from the General Partner and its affiliates for services

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30,1999
         -------------------------------------------------------------------
         (Cont'd.)

         rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended September 30, 1999, are direct charges of $105,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the three months ended September 30, 1999, as compared to the corresponding period in 1998, was primarily attributable to an increase in legal and professional fees incurred.

         Accrued expenses for liquidation as of September 30, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         Not applicable because the Partnership does not have any financial instruments subject to market risk.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Bigelow Diversified Secondary Partnership Fund 1990 Litigation
         --------------------------------------------------------------

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

         In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. One of the stated purposes of the Delaware complaint is to enjoin the pending transaction

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 1.  LEGAL PROCEEDINGS (Cont'd.)

         Bigelow Diversified Secondary Partnership Fund 1990 Litigation
         --------------------------------------------------------------
         (Cont'd.)

         with Abbey. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not stayed or dismissed, the Partnership intends to present a vigorous defense.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K:

                  Form 8-K filed on October 15, 1999 reporting the sales of The Forum office park and Cooper Village shopping center incorporated by reference.

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

                                                 By:   BIRTCHER LIMITED,
                                                       a California limited partnership,
                                                       General Partner of Birtcher Investments

                                                       By:    BREICORP,
                                                              a California corporation,
                                                              formerly known as Birtcher
                                                              Real Estate Inc., General
                                                              Partner of Birtcher Limited

Date:    November 15, 1999                                    By:   /s/Robert M. Anderson
                                                                    ------------------------
                                                                    Robert M. Anderson
                                                                    Executive Director
                                                                    BREICORP

                                    By:   LF Special Fund I, L.P.,
                                          a California limited partnership

                                          By:    Liquidity Fund Asset Management, Inc.,
                                                 a California corporation, General
                                                 Partner of LF Special Fund I, L.P.

Date:    November 15, 1999                       By:   /s/ Brent R. Donaldson
                                                       -----------------------------
                                                       Brent R. Donaldson
                                                       President
                                                       Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------
  27              Financial Data Schedule