Form 10-K
period 1999-12-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2000-03-30
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                   ----------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-16027
                                                                         -------

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

                                 (949) 643-7700
                                 --------------
                         (Registrant's telephone number)

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999


                                      INDEX

                                                                                   Page
                                                                                   ----
PART I

          Item 1.  Business..................................................        3
          Item 3.  Legal Proceedings.........................................        4
          Item 4.  Submission of Matters to a Vote of
                     Security Holders........................................        6

PART II

          Item 5.  Market for the Registrant's Limited Partnership
                     Interests and Related Security Holder Matters...........        6
          Item 6.  Selected Financial Data...................................        8
          Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................        9
          Item 7a. Quantitative and Qualitative Market Risk Disclosures......       17
          Item 8.  Financial Statements and Supplementary Data...............      F-1
          Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.....................       18

PART III

          Item 10. Directors and Executive Officers of the
                     Registrant..............................................       18
          Item 11. Executive Compensation....................................       19
          Item 12. Security Ownership of Certain Beneficial Owners
                     and Management..........................................       19
          Item 13. Certain Relationships and Related Transactions............       19

PART IV

          Item 14. Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K.....................................       19
            ---    Signatures................................................       22

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


                                     PART I
                                     ------

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

The Partnership's objectives in operating the properties were: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 1.           Business (Cont'd.)

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

The Partnership subsequently sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions during September and December 1999. See Capital Resources and Liquidity in Item 7 for further discussion.

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

Item 3.  LEGAL PROCEEDINGS

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

Bigelow - Diversified Secondary Partnership Fund 1990 litigation
----------------------------------------------------------------

On March 25, 1997, a limited partner named Bigelow-Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 3.  LEGAL PROCEEDINGS (Cont'd.)

Bigelow - Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)
----------------------------------------------------------------

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

On June 13, 1997, the Partnership and its affiliated partnership Damson/Birtcher Realty Income Fund-II, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow-Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Damson/Birtcher Realty Income Fund-II took pursuant to the respective consent solicitations dated February 18, 1997 was effective to dissolve the respective partnerships and complied with applicable law and that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and also seeks an award of costs and fees to the plaintiffs. The defendant has answered the complaint. The parties have initiated discovery. No motions are pending at this time.

In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent
R. Donaldson alleging a purported class action on behalf of the limited partners of the Partnership, Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

Madison Partnership Liquidity Investors XVI LLC et al litigation
----------------------------------------------------------------

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California (Case No. 807644) against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L. P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 3.  LEGAL PROCEEDINGS (Cont'd.)

Madison Partnership Liquidity Investors XVI LLC et al litigation (Cont'd.)
----------------------------------------------------------------

The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the properties and to maximize the returns to the partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and has ordered a stay of the litigation. The court will re-evaluate the stay at a May 19, 2000 status conference.

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

As of February 29, 2000, the number of holders of the Partnership's interests is as follows:

                  General Partner                                    1
                  Limited Partners                               6,235
                                                                 -----

                                                                 6,236
                                                                 =====

The Partnership makes cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

CALENDAR
QUARTERS      2000          1999        1998         1997           1996       1995
--------   ----------   ----------   ----------   -----------    ----------   --------
First      $1,750,000   $  153,000   $  242,000   $11,944,000    $  631,000   $408,000
Second                     248,000      752,000       242,000     2,777,000    446,000
Third                      248,000      185,000       242,000       255,000    490,000
Fourth                   6,198,000      197,000     5,847,000       318,000    694,000

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

In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park and the Partnership's 42% interest in Cooper Village.

In March 2000, the Partnership made another special distribution of $1,750,000 from a portion of the remaining sales proceeds it has been holding in reserve.

As of December 31, 1999, the Partnership has sold all of its operating properties. Due to the uncertainty involved with the ongoing litigation, it is possible that future distributions may be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 6.  SELECTED FINANCIAL DATA

                       PERIOD ENDED     YEARS ENDED DECEMBER 31,
                        MARCH 31,      --------------------------
                           1997            1996           1995
                       ------------    -----------    -----------
Total Revenues         $    222,000    $ 4,956,000    $ 5,191,000
                       ============    ===========    ===========

Net Income (Loss):
  General Partner      $     (6,000)   $     6,000    $    (7,000)
  Limited Partners         (625,000)       628,000       (646,000)
                       ------------    -----------    -----------

                       $   (631,000)   $   634,000    $  (653,000)
                       ============    ===========    ===========
Total Distributions:
  General Partner      $      2,000    $    18,000    $    21,000
                       ============    ===========    ===========

  Limited Partners     $ 11,944,000    $ 3,981,000    $ 2,038,000
                       ============    ===========    ===========

                          DECEMBER 31,
                  ----------------------------
                     1996             1995
                  -----------      -----------
Total Assets      $31,611,000      $34,850,000
                  ===========      ===========


The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

                                                                           PERIOD FROM
                              YEAR ENDED            YEAR ENDED        APRIL 1, 1997 THROUGH
                           DECEMBER 31, 1999     DECEMBER 31, 1998      DECEMBER 31, 1997
                           -----------------     -----------------    ---------------------
Property Operating
 Income, net                  $  929,000            $ 1,006,000            $ 1,099,000
                              ==========            ===========            ===========
Distributions to
 Partners                     $6,854,000            $ 1,384,000            $ 6,339,000
                              ==========            ===========            ===========

Net Assets in
 Liquidation                  $6,874,000            $12,217,000            $12,716,000
                              ==========            ===========            ===========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
-------------------------------

Since the completion of its acquisition program in December 1988, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1997 and 1998 and the remaining three properties (including the Partnership's interest in Cooper Village) were sold in 1999.

Working capital is and will be principally provided from the working capital reserve established by the General Partner.

Regular distributions for the year ended December 31, 1999, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park, Creek Edge Business Park and the Partnership's 42% interest in Cooper Village. In March 2000, the Partnership made another special distribution of $1,750,000 from a portion of the remaining sales proceeds it has been holding in reserve. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership. Grape Investors has agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also has agreed to either abstain or vote against any such action or proposal.

The Partnership also made special distributions of $5,605,000 in October 1997 (sale of Martinazzi Square), $11,708,000 in February 1997 (sale of Northtech) and $2,159,000 in June 1996 (sale of Flaircentre).

Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations.

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1999, 1998 and 1997.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner had been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $12,560,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for an adjusted purchase price of $12,300,000. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

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

During the last half of 1999, the Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions, as set forth below:

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

The proceeds from the sale of Cooper Village Shopping Center were distributed to the Partnership and its affiliated partnership during the fourth quarter of 1999.

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

Capital Resources and Liquidity (Cont'd.)
-------------------------------

The Forum (Cont'd.)
---------

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

A portion of the proceeds from the sale of The Forum to Rubin Pachulsky Dew was held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to holdbacks for tax prorations. The cash held in escrow has been included in the gain on sale of real estate.

Creek Edge Business Center
--------------------------

On December 15, 1999, the Partnership sold Creek Edge Business Center to Investcorp Properties Limited, a Deleware Corporation ("Buyer"), for a sale price of $5,300,000. Affiliates of the Buyer have had a pre-existing relationship with affiliates of Birtcher Investors for more than 20 years. In fact, an affiliate of the Buyer initially sold Creek Edge to the Partnership, and subsequently contracted with the General Partner to perform property management services at Creek Edge on behalf of the Partnership.

An affiliate of Buyer acted as buyer's broker in the transaction, and was paid a brokerage commission of $159,000 at closing. In addition, the General Partner earned and was paid a disposition fee of $132,500 in connection with the transaction. Buyer did not hire the General Partner or any of its affiliates to perform asset management or property management services for this property after close of the sale.

The Partnership realized approximately $5,090,000 in distributable cash proceeds from the sale of Creek Edge after deducting for closing costs, commissions (excluding the General Partner's disposition fee) and prorations totaling approximately $210,000.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

Property Appraisals and Net Asset Value
---------------------------------------

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. Prior to the January 1, 1995 appraisals, the independent appraiser had estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandated, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values (constituting at least one-half of the total (then) current appraised values) of all of the Partnership's properties were not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. At that time, the General Partner did not know how long it would take to sell the Partnership's remaining properties, so it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals, over approximately two years for the January 1997 appraisals and over one year for the 1998 appraisals.

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

As of December 31, 1999, the Partnership has sold all of its properties, therefore the estimated net asset value in liquidation equates to $6,874,000 or $108 per $1,000 of original investor subscription. Net assets in liquidation represent cash and all other assets less other liabilities including accrued expenses for liquidation. It does not, however, take into consideration any costs associated with the current litigation as such costs are unknown and not estimable. The Partnership subsequently distributed $1,750,000 on March 1, 2000 (see Note 9 in Item 8).

Other Matters
-------------

As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

Other Matters (Cont'd.)
-------------

tax information were tested and appear to be free of year 2000 bugs. The Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and will not be reimbursed by the Partnership.

Results of Operations
---------------------

Year Ended December 31, 1999

Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of its three remaining properties (including a 42% interest in Cooper Village shopping center) in three separate transactions during the year ended December 31, 1999. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 1999 the Partnership generated $929,000 of net operating income from operation of its properties as compared to $1,006,000 in 1998. The decrease was primarily attributable to the sales of The Forum office park in September 1999 and Creek Edge Business Park in December 1999.

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 1999 the Partnership earned $110,000 of interest income. The increase when compared to 1998, was directly related to the temporary investment of proceeds from the sale of properties in late 1999.

The gain on sale of real estate ($749,000) reflects the gains incurred on the sale of The Forum ($197,000) and Creek Edge Business Park ($552,000).

The decrease in equity in earnings of Cooper Village Partners for the year ended December 31, 1999, as compared to 1998, was primarily attributable to the sale of Cooper Village Shopping Center that occurred on September 21, 1999 for a sales price of $6,175,000. The Partnership's portion of the gain on the sale of the property was $190,000.

General and administrative expenses for the year ended December 31, 1999 include charges of $118,000 from the General Partner and its affiliates for services rendered in connection with administrating the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expense for the year ended December 31, 1999, are direct charges of $342,000 related to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The decrease in general and administrative expenses for the year ended December 31, 1999 as compared to 1998 was attributable to a decrease in asset management

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)
---------------------

Year Ended December 31, 1999 (Cont'd.)

fees, administrative wages and the cost of liability insurance coverage. These decreases were partially offset by an increase in fees for legal and professional services incurred during 1999.

Accrued expenses for liquidation as of December 31, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. At December 31, 1999, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an additional $184,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

Year Ended December 31, 1998

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base and are therefore not comparable. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation for the year ended December 31, 1998.

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

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 1998, interest income was approximately $65,000. The decrease, when compared to 1997, was due to the lower average cash balance on hand during 1998.

General and administrative expenses for the year ended December 31, 1998, included charges of $158,000 from the General Partner and its affiliates for

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)
---------------------

Year Ended December 31, 1998 (Cont'd.)

services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1998, are direct charges of $328,000 relating to audit fees, tax preparation fees, cost of legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The decrease in general and administrative expenses for the year ended December 31, 1998, as compared to 1997, was primarily attributable to decreases in wage reimbursements, asset management fees, cost of legal and professional services, insurance and appraisal fees incurred in 1998.

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

Results of Operations (Cont'd.)
---------------------

Year Ended December 31, 1997 (Cont'd.)

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

Item 7a. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

As of December 31, 1999, the Partnership had cash equivalents of $6,878,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

                                                                                              Page
                                                                                              ----

Independent Auditors' Report ............................................................     F-3

Financial Statements:
         Statements of Net Assets in Liquidation as of December 31, 1999
         and 1998 .......................................................................     F-4

         Statements of Changes of Net Assets in Liquidation for the Year Ended
         December 31, 1999 and 1998 and for the Nine Months Ended
         December 31, 1997 ..............................................................     F-5

         Statement of Operations for the Three Months Ended March 31, 1997 ..............     F-6

         Statement of Partners' Capital for the Three Months Ended
         March 31, 1997 .................................................................     F-7

         Statement of Cash Flows for the Three Months Ended March 31, 1997 ..............     F-8

         Notes to Financial Statements ..................................................     F-9

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

Independent Auditors' Report ............................................................     F-24

Financial Statements:

         Statements of Net Assets in Liquidation as of December 31, 1999
         and 1998 .......................................................................     F-25

         Statements of Changes of Net Assets in Liquidation for the Year Ended
         December 31, 1999 and 1998 and for the Nine Months Ended
         December 31, 1997 ..............................................................     F-26

         Statement of Operations for the Three Months Ended March 31, 1997 ..............     F-27

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE (CONTINUED)
             ------------------------------------------

         Statement of Partners' Capital for the Three Months Ended
         March 31, 1997 .................................................................     F-28

         Statement of Cash Flows for the Three Months Ended March 31, 1997 ..............     F-29

         Notes to Financial Statements...................................................     F-30

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To Birtcher/Liquidity Properties, as General Partner of Real Estate Income Partners III, Limited Partnership:



We have audited the financial statements of Real Estate Income Partners III, Limited Partnership as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1999 and 1998 of Real Estate Income Partners III, Limited Partnership, and the changes of net assets in liquidation for the years ended December 31, 1999 and 1998 and for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2.

As discussed in notes 1 and 2 to the financial statements, Real Estate Income Partners III changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.




                                          KPMG LLP


Orange County, California
March 24, 2000

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                             DECEMBER 31,     DECEMBER 31,
ASSETS (Liquidation Basis):                      1999             1998
---------------------------                  ------------     ------------
Properties                                    $       --      $ 9,180,000
Investment in Cooper Village Partners                 --        2,543,000
Cash and cash equivalents                      7,081,000          906,000
Cash in escrow                                   149,000               --
Accounts receivable                               16,000            3,000
Other assets                                      12,000            8,000
                                              ----------      -----------

    Total Assets                               7,258,000       12,640,000
                                              ----------      -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities          69,000          292,000
Accrued expenses for liquidation                 315,000          131,000
                                              ----------      -----------

    Total Liabilities                            384,000          423,000
                                              ----------      -----------

Net Assets in Liquidation                     $6,874,000      $12,217,000
                                              ==========      ===========


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                   FOR THE            FOR THE             FOR THE
                                                  YEAR ENDED         YEAR ENDED         NINE MONTHS
                                                 DECEMBER 31,       DECEMBER 31,     ENDED DECEMBER 31,
                                                     1999               1998               1997
                                                 ------------       ------------       ------------
Net assets in liquidation at
 beginning of period                              $ 12,217,000       $ 12,716,000       $ 18,142,000
                                                  ------------       ------------       ------------

Increase (decrease) during period:
    Operating activities:
        Property operating income, net                929,000          1,006,000          1,099,000
        Interest income                               110,000             65,000             88,000
        General and administrative expenses          (460,000)          (486,000)          (588,000)
        Leasing commissions                           (27,000)           (17,000)           (35,000)
        Equity in earnings of Cooper
         Village Partners excluding
         $190,000 gain from sale of
         Partnership's interest in Cooper
         Village Shopping Center for 1999 and
         $236,000 adjustment to carrying
         value of investment in 1998                  204,000            252,000            146,000
                                                 ------------       ------------       ------------
                                                      756,000            820,000            710,000

    Liquidating activities:
        Distributions to partners                  (6,854,000)        (1,384,000)        (6,339,000)
        Gain from sales of real estate                749,000                 --            203,000
        Gain from sale of Partnership's
         interest in Cooper Village
         Shopping Center                              190,000                 --                 --
        Adjustment to the carrying value
          of property                                      --            236,000                 --
        Adjustment to carrying value of
         investment in Cooper Village
         Partners                                          --           (236,000)                --
        (Provision for) decrease in
          liquidation expenses                       (184,000)            65,000                 --
                                                 ------------       ------------       ------------

                                                   (6,099,000)        (1,319,000)        (6,136,000)
                                                 ------------       ------------       ------------

Net decrease in assets in liquidation              (5,343,000)          (499,000)        (5,426,000)
                                                 ------------       ------------       ------------

Net assets in liquidation at
  end of period                                  $  6,874,000       $ 12,217,000       $ 12,716,000
                                                 ============       ============       ============


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

REVENUES:
   Rental income                                    $ 270,000
   Interest and other income                           61,000
   Loss on sale of property                          (109,000)
                                                    ---------

     Total revenues                                   222,000
                                                    ---------

EXPENSES:
   Operating expenses                                 227,000
   Real estate taxes                                  124,000
   Depreciation and amortization                      247,000
   General and administrative                         321,000
                                                    ---------

     Total expenses                                   919,000
                                                    ---------

Loss before equity in
  earnings of Cooper Village
   Partners                                          (697,000)
Equity in earnings of
  Cooper Village Partners                              66,000
                                                    ---------

NET LOSS                                            $(631,000)
                                                    =========

NET LOSS ALLOCABLE TO:

   General Partner                                  $  (6,000)
                                                    =========

   Limited Partners                                 $(625,000)
                                                    =========


   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

                                       GENERAL                LIMITED
                                       PARTNER                PARTNERS                  TOTAL
                                      ---------             ------------             ------------
Balance, December 31, 1996            $(217,000)            $ 31,254,000             $ 31,037,000

   Net loss                              (6,000)                (625,000)                (631,000)
   Distributions                         (2,000)             (11,944,000)             (11,946,000)
                                      ---------             ------------             ------------

Balance, March 31, 1997               $(225,000)            $ 18,685,000             $ 18,460,000
                                      =========             ============             ============


The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

            Cash flows from operating activities:
            Net loss                                          $   (631,000)
            Adjustments to reconcile net loss
                to net cash provided by
                operating activities:
                Depreciation and amortization                      247,000
                Equity in earnings of Cooper
                  Village Partners                                 (66,000)
                Loss of sale of property                           109,000
            Changes in:
                Accounts receivable                                 24,000
                Accrued rent receivable                            575,000
                Prepaid expenses and other assets                  106,000
                Accounts payable and accrued
                  liabilities                                     (218,000)
                                                              ------------
            Net cash provided by operating
                activities                                         146,000
                                                              ------------

            Cash flows from investing activities:
                Investments in real estate                        (114,000)
                Proceeds from sale of property                  12,860,000
                Distributions received from
                Cooper Village Partners                             51,000
                                                              ------------

            Net cash provided by
                investing activities                            12,797,000
                                                              ------------

            Cash flows from financing activities -
                distributions                                  (11,946,000)
                                                              ------------

            Net increase (decrease) in cash
                and cash equivalents                               997,000

            Cash and cash equivalents,
                beginning of period                                807,000
                                                              ------------

            Cash and cash equivalents,
                end of period                                 $  1,804,000
                                                              ============


   The accompanying notes are an integral part of these Financial Statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS
-----------------------------

(1)      Organization and Operations

         Real Estate Income Partners III, Limited Partnership (the "Partnership") was formed on December 9, 1985, under the laws of the State of Delaware, for the purpose of acquiring and operating specified income-producing retail, commercial and industrial properties. The Partnership acquired its properties for cash. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund I, L.P. ("LF-I"), a California limited partnership and Birtcher Investors, a California limited partnership. Birtcher Investors, or its affiliates, provides day-to-day administration, supervision and management of the Partnership.

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

         The amendment modified the Partnership Agreement to eliminate subordination

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(1)      Organization and Operations (Cont'd.)

         provisions with respect to future property disposition fees payable under that section. The amendment authorized payment to the General Partner and its affiliates of the property disposition fees as earned. The fees will not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount. The disposition fees are to be paid to the General Partner and its affiliate in an amount equal to 50% of the competitive real estate brokerage commission that would be charged by unaffiliated third-parties providing comparable services in the area in which a property is located, but in no event more than three percent of the gross sale price of the property, and are to be reduced by the amount by which any brokerage or similar commissions paid to any unaffiliated third-parties in connection with the sale of the property exceed three percent of the gross sale price. This amount is not payable, unless and to the extent that the sale price of the property in question, net of any other brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1, 1993.

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


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

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

         Although the unpaid 9% Preferential Return to the Limited Partners aggregates $21,226,000 as of December 31, 1999, it is anticipated that the limited partners will not realize this return due to the Partnership's estimated liquidation value of $6,874,000.

         Income or loss from operations for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

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


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

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

         As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sales of Flaircentre, Northtech and Martinazzi Square, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1997 and 1998. During 1999 the three remaining properties were sold (including the Partnership's 42% interest in Cooper Village) in three separate transactions.

         In accordance with the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's Statements of Net Assets in Liquidation at the estimated net realizable value. The General Partner estimated net realizable value by using an average of recent offers to acquire the properties, net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

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

         For the year ended December 31, 1998, the General Partner determined that the carrying value of Creek Edge was below its estimated net realizable value. As a result, its carrying value was adjusted by $236,000, to

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Liquidation Basis (Cont'd.)

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

         Cash and Cash Equivalents

         The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1999 and 1998, totaled $7,027,000 and $702,000, respectively.

         Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value; however, are subject to interest rate risk.

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


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Income Taxes

         Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

         On the following page are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

                                          1999                             1998
                              ----------------------------     -----------------------------
                               GAAP BASIS       TAX BASIS       GAAP BASIS        TAX BASIS
                              (LIQUIDATION)    (UNAUDITED)     (LIQUIDATION)     (UNAUDITED)
                              -------------    -----------     -------------     -----------
        Total Assets           $7,258,000      $15,790,000      $12,640,000      $21,140,000

        Total Liabilities
                               $  384,000      $    69,000      $   423,000      $   292,000

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Income Taxes (Cont'd.)

         Following are the differences between Financial Statement and tax return income:

                                                                1999             1998             1997
                                                             -----------       ---------       -----------
        Net loss per Financial Statements (period
        ending March 31, 1997 for 1997)                      $        --       $      --       $  (631,000)

        Change in net assets in liquidation from
        operating activities including adjustment
        to carrying value of properties (nine
        months ended December 31, 1997 for 1997)                 756,000         820,000           710,000

        Adjustment to carrying value of properties in
        liquidation                                                   --        (236,000)               --

        Adjustment to carrying value of Cooper Village                --         236,000                --

        Depreciation differences on investments in
        real estate                                             (631,000)       (557,000)         (704,000)

        Net gain on sale of properties in excess of
        book value                                               338,000              --        (3,266,000)

        Deferred rent adjustment                                      --              --           576,000

        Other                                                     19,000         (26,000)           65,000
                                                             -----------       ---------       -----------

        Taxable income (loss) per Federal tax return
        (unaudited)                                          $   482,000       $ 237,000       $(3,250,000)
                                                             ===========       =========       ===========

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

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

         Investment in Cooper Village Partners

         The Partnership used the equity method of accounting to account for its investment in Cooper Village Partners inasmuch as control of Cooper Village Partners was shared jointly between the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership. The accounting policies of Cooper Village Partners were consistent with those of the Partnership.

         Reclassifications

         Certain reclassifications have been made to the 1998 and 1997 balances to conform to the 1999 presentation.

(3)      Investment in Cooper Village Partners

         During 1987 and 1988, Cooper Village Partners ("CV Partners"), a California general partnership consisting solely of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership ("Fund II"), an affiliated limited partnership, acquired Cooper Village Shopping Center. In connection therewith, the Partnership and Fund-II contributed capital of $4,300,000 (42%) and $5,937,000 (58%), respectively, and share in the profits, losses and distributions of CV Partners in proportion to their

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(3)      Investment in Cooper Village Partners (Cont'd.)

         respective ownership interests. Cooper Village Shopping Center was sold on September 21, 1999 (see Note 5) and CV Partners' assets were distributed to the Partnership and Fund II as of December 31, 1999.

         Condensed summary financial information for CV Partners is presented below.

         Condensed Statements of Net Assets in Liquidation:

                                               DECEMBER 31,
                                        ---------------------------
                                           1999             1998
                                        ----------      -----------
         Property                       $       --      $ 5,632,000
         Cash and Other Assets                  --          387,000
         Liabilities                            --         (134,000)
                                        ----------      -----------

         Net assets in liquidation      $       --      $ 5,885,000
                                        ==========      ===========

         Condensed Statements of Changes Of Net Assets in Liquidation:

                                                                               NINE MONTHS
                                            YEAR ENDED        YEAR ENDED          ENDED
                                           DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                               1999              1998              1997
                                           -----------       -----------       -----------
         Net Assets in Liquidation
           at beginning of period          $ 5,885,000       $ 6,359,000       $ 6,384,000
         Increase (decrease) during
           period:
           Operating Activities                510,000           580,000           345,000
           Liquidating Activities           (6,395,000)       (1,054,000)         (370,000)
                                           -----------       -----------       -----------
         Net decrease in Assets in
           Liquidation                      (5,885,000)         (474,000)          (25,000)
                                           -----------       -----------       -----------
         Net Assets in Liquidation at
           end of period                   $        --       $ 5,885,000       $ 6,359,000
                                           ===========       ===========       ===========

          Condensed Statement Of Operations:

                                                          FOR THE
                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                            1997
                                                       ---------------
         Rental and Other Income                          $ 242,000
         Operating and Other Expenses                       (84,000)
         Depreciation and Amortization                       (2,000)
                                                          ---------
         Net Income                                       $ 156,000
                                                          =========

         For the year ended December 31, 1998, the carrying value of real estate in the Partnership's investment in Cooper Village Partners was adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its estimated net realizable value. The Partnership's portion (42%) of the adjustment was $236,000.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(4)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1999, 1998 and 1997, the Partnership was charged with approximately $69,000, $88,000 and $131,000, respectively, of such expenses. An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $49,000, $55,000 and $93,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, an affiliate of the General Partner received $32,000, $39,000 and $53,000, respectively, for the years ended December 31, 1999, 1998 and 1997, as reimbursement of costs for on-site property management personnel and other reimbursable costs. In addition to the aforementioned, an affiliate of the General Partner was also paid $34,000, $40,000 and $37,000, related to the Partnership's portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the years ended December 31, 1999, 1998 and 1997, respectively.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% (.55% in 1998 and .65% in 1997) of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1999, 1998 and 1997, amounted to $37,000, $53,000 and $93,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space. Fees for leasing services for the year ended December 31, 1999, 1998 and 1997, amounted to $12,000, $17,000 and $24,000 respectively.
         In addition, to the aforementioned, the General Partner was also paid $8,000, $15,000 and $17,000, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners for the years ended December 31, 1999, 1998 and 1997, respectively.

(5)      Gain from Sales of Real Estate

         During the year ended December 31, 1999, the Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions and during the year ended December 31, 1997, the Partnership sold Martinazzi Square Shopping Center and NorthTech in two separate transactions, as set forth below:

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(5)      Gain from Sales of Real Estate (Cont'd.)

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

         The sale of Cooper Village shopping center resulted in a gain of $190,000 (representing the Partnership's 42% interest), which is reflected on the Statement of Changes of Net Assets in Liquidation. The Partnership's portion of the final distribution from CV Partners was $2,811,000.

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

         Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for The Forum for a fee that is approximately the same as the fee that the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for The Forum, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% cumulative annual, return on its investment. The incentive fee, if earned, is not payable until the property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(5)      Gain from Sales of Real Estate (Cont'd.)

         The Forum (Cont'd.)
         ---------

         incentive fee will survive termination of the contract.

         A portion of the proceeds from the sale of The Forum to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to holdbacks for tax prorations. The cash held in escrow has been included in the gain from sales of real estate.

         The sale of The Forum resulted in a gain of $197,000, which is reflected on the Statement of Changes of Net Assets in Liquidation.

         Creek Edge
         ----------

         On December 15, 1999, the Partnership sold Creek Edge Business Center to Investcorp Properties Limited, a Deleware Corporation ("Buyer"), for a sale price of $5,300,000. Affiliates of the Buyer have had a pre-existing relationship with affiliates of Birtcher Investors for more than 20 years. In fact, an affiliate of the Buyer initially sold Creek Edge to the Partnership, and subsequently contracted with the General Partner to perform property management services at Creek Edge on behalf of the Partnership.

         An affiliate of Buyer acted as buyer's broker in the transaction, and was paid a brokerage commission of $159,000 at closing. In addition, the General Partner earned and was paid a disposition fee of $132,500 in connection with the transaction. Buyer did not hire the General Partner or any of its affiliates to perform asset management or property management services for this property after close of the sale.

         The sale of Creek Edge resulted in a gain of $552,000, which is reflected on the Statement of Changes of Net Assets in Liquidation.

         Martinazzi Square Shopping Center
         ---------------------------------

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(5)      Gain from Sales of Real Estate (Cont'd.)

         NorthTech
         ---------

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

(6)      Commitments and Contingencies

         Litigation

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

         Bigelow - Diversified Secondary Partnership Fund 1990 litigation
         ----------------------------------------------------------------

         On March 25, 1997, a limited partner named Bigelow-Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.

         On June 13, 1997, the Partnership and its affiliated partnership Damson/Birtcher Realty Income Fund-II, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow-Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Damson/Birtcher Realty Income Fund-II took pursuant to the respective consent solicitations dated February 18, 1997 was effective to dissolve the respective partnerships and complied with applicable law and that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(6)      Commitments and Contingencies (Cont'd.)

         Litigation (Cont'd.)

         Bigelow - Diversified Secondary Partnership Fund 1990 litigation
         ----------------------------------------------------------------
         (Cont'd.)

         partners, and also seeks an award of costs and fees to the plaintiffs. The defendant has answered the complaint. The parties have initiated discovery. No motions are pending at this time.

         In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of the Partnership, Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

         Madison Partnership Liquidity Investors XVI LLC et al litigation
         ----------------------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California (Case No. 807644) against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L. P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the properties and to maximize the returns to the partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and has ordered a stay of the litigation. The court will re-evaluate the stay at a May 19, 2000 status conference.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(7)      Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of the following:

                                                    DECEMBER 31,
                                             --------------------------
                                               1999              1998
                                             --------          --------
         Real estate taxes                   $     --          $143,000
         Security deposits                         --            31,000
         Accounts payable and other            69,000           118,000
                                             --------          --------

                                             $ 69,000          $292,000
                                             ========          ========

(8)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of December 31, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. At December 31, 1999, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an additional $184,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

(9)       Subsequent Event

          On March 1, 2000, the Partnership made an aggregate special cash distribution of $1,750,000 to its Limited Partners.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1999 and 1998 of Cooper Village Partners, and the changes of net assets in liquidation for the year ended December 31, 1999 and 1998 and the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, the Partnership changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.




                                        KPMG LLP


Orange County, California
March 24, 2000

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                  DECEMBER 31,        DECEMBER 31,
ASSETS (Liquidation Basis):                           1999                1998
---------------------------                       -----------         ------------
Property                                          $        --          $5,632,000

Cash and cash equivalents                                  --             301,000
Accounts receivable                                        --              81,000
Other assets                                               --               5,000
                                                  -----------          ----------

    Total Assets                                           --           6,019,000
                                                  -----------          ----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                   --             125,000
Accrued expenses for liquidation                           --               9,000
                                                  -----------          ----------

    Total Liabilities                                      --             134,000
                                                  -----------          ----------

Net Assets in Liquidation                         $        --          $5,885,000
                                                  ===========          ==========


The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                               FOR THE              FOR THE                FOR THE
                                                             YEAR ENDED            YEAR ENDED            NINE MONTHS
                                                             DECEMBER 31,          DECEMBER 31,       ENDED DECEMBER 31,
                                                                1999                  1998                   1997
                                                             -----------           -----------           -----------
Net assets in liquidation at
 beginning of period                                         $ 5,885,000           $ 6,359,000           $ 6,384,000
                                                             -----------           -----------           -----------
Increase (decrease) during period:
 Operating activities:
    Property operating income, net                               491,000               650,000               381,000
    Interest income                                               66,000                16,000                16,000
    General and administrative expenses                          (41,000)              (47,000)              (39,000)
    Leasing commissions                                           (6,000)              (39,000)              (13,000)
                                                             -----------           -----------           -----------

                                                                 510,000               580,000               345,000
                                                             -----------           -----------           -----------

Liquidating activities:
    Adjustment to carrying value of
      property in liquidation                                         --              (564,000)                   --
    Gain from sale of real estate                                453,000                    --                    --
    Decrease in liquidation accrual                                9,000                    --                    --
    Distributions to partners                                 (6,857,000)             (490,000)             (370,000)
                                                             -----------           -----------           -----------

                                                              (6,395,000)           (1,054,000)             (370,000)
                                                             -----------           -----------           -----------

Net decrease in assets in liquidation                         (5,885,000)             (474,000)              (25,000)
                                                             -----------           -----------           -----------

Net assets in liquidation at
 end of period                                               $        --           $ 5,885,000           $ 6,359,000
                                                             ===========           ===========           ===========


The accompanying notes are an integral part of these financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

         REVENUES:
            Rental income                          $238,000
            Interest and other income                 4,000
                                                   --------

              Total revenues                        242,000
                                                   --------

         EXPENSES:
            Operating expenses                       72,000
            Depreciation and amortization             2,000
            General and administrative               12,000
                                                   --------

              Total expenses                         86,000
                                                   --------

         NET INCOME                                $156,000
                                                   ========


   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


                         STATEMENT OF PARTNERS' CAPITAL
                         ------------------------------

                                               FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                    -------------------------------------------------------------
                                        GENERAL                 GENERAL
                                        PARTNER                 PARTNER
                                    DAMSON/BIRTCHER            REAL ESTATE
                                     REALTY INCOME               INCOME
                                        FUND II                PARTNERS III               TOTAL
                                      -----------             -----------             -----------
Balance, December 31, 1996            $ 3,630,000             $ 2,727,000             $ 6,357,000

   Net income                              90,000                  66,000                 156,000
   Distributions                          (70,000)                (50,000)               (120,000)
                                      -----------             -----------             -----------

Balance, March 31, 1997               $ 3,650,000             $ 2,743,000             $ 6,393,000
                                      ===========             ===========             ===========


The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

         Cash flows from operating activities:
         Net income                                        $ 156,000
         Adjustments to reconcile net income
           to net cash provided by
           operating activities:
            Depreciation and amortization                      2,000

         Changes in:
             Accounts receivable                             (24,000)
             Accrued rent receivable                           2,000
             Prepaid expenses and other assets                 1,000
             Accounts payable and accrued
               liabilities                                    17,000
                                                           ---------
         Net cash provided by operating
           activities                                        154,000

         Cash flows from investing activities -
           investments in real estate                        (22,000)

         Cash flows from financing activities -
           distributions                                    (120,000)
                                                           ---------

         Net increase in cash and
           cash equivalents                                   12,000

         Cash and cash equivalents,
           beginning of period                               355,000

         Cash and cash equivalents,
           end of period                                   $ 367,000
                                                           =========


   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


NOTES TO FINANCIAL STATEMENTS
-----------------------------

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

         On February 18, 1997, the General Partners mailed a Consent Solicitation to the Limited Partners of Funds II and III which sought their consent to dissolve those Partnerships and sell and liquidate all of their remaining properties (including the Partnership's property) as soon as practicable, consistent with obtaining reasonable value for the Partnership's property. A majority in interest of the Limited Partners of Funds II and III consented by March 13, 1997. As a result, the General Partners, as well as the Partnership, have adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

         As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1997 and 1998 and was sold on September 21, 1999. See Note 5 for a description of the transaction.

         In accordance with the liquidation basis of accounting (see Note 2), the carrying value of the Partnership's property was evaluated to ensure it was carried on the Partnership's Statements of Net Assets in Liquidation at net realizable value. The General Partners estimated net realizable value for this purpose by using an average of the offers it had received to acquire Cooper Village Shopping Center net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

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

         Cooper Village Shopping Center was sold on September 21, 1999 (see Note
         5) and the Partnership's assets were distributed to Fund II and Fund III upon dissolution of the Partnership prior to December 31, 1999.

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

         Cash and Cash Equivalents

         The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other non-equity cash investments. Cash equivalents at December 31, 1998 totaled $297,000. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

         Revenue Recognition

         Through March 31, 1997, rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, is recognized on a straight-line basis over the period of the related lease agreement. After March 31, 1997, rental income has been recognized according to the lease terms.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies (Cont'd.)

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

         Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

                                                     1999                                         1998
                                     -----------------------------------           ----------------------------------
                                      GAAP BASIS              TAX BASIS             GAAP BASIS             TAX BASIS
                                     (LIQUIDATION)           (UNAUDITED)           (LIQUIDATION)          (UNAUDITED)
                                     -------------           -----------           -------------          -----------
         Total Assets                 $        --            $        --            $6,019,000            $6,508,000

         Total Liabilities            $        --            $        --            $  134,000            $  135,000

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Income Taxes (Cont'd.)

         Following are the differences between Financial Statement and tax return income:

                                                                1999           1998          1997
                                                             -----------     ---------     ---------
         Net income per Financial Statements (period
         ended March 31, 1997 for 1997)                      $        --     $      --     $ 156,000

         Change in net assets in liquidation from
         operating activities including adjustment to
         carrying value of real estate (nine months
         ended December 31, 1997 for 1997)                       510,000        16,000       345,000

         Depreciation differences on investments in real
         estate                                                 (212,000)     (221,000)     (221,000)

         Adjustment to carrying value of property in
         liquidation                                                  --       564,000            --

         Loss on sale of property in excess of book value     (1,339,000)           --            --

         Other                                                     6,000       (72,000)        7,000
                                                             -----------     ---------     ---------
         Taxable income per Federal tax return
         (unaudited)                                         $(1,035,000)    $ 287,000     $ 287,000
                                                             ===========     =========     =========

(3)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1999, 1998 and 1997, the Partnership was charged with approximately $1,000, $1,000 and $1,000, respectively, of such expenses.

         An affiliate of the General Partner of Fund II and Fund III provides property management services with respect to the Partnership's property and receives a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 in 1999, $53,000 in 1998, and $47,000 in 1997.
         In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $34,000 in 1999, $37,000 in 1998 and $37,000 in 1997, as
         reimbursement of costs for on-site property management personnel and other reimbursable costs.

         The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(3)      Transactions with Affiliates (Cont'd.)

         management fee equal to .45% (.55% in 1998 and .65% in 1997) of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1999, 1998 and 1997, amounted to $18,000, $35,000 and $39,000, respectively.

         In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1999, 1998 and 1997, amounted to $2,000, $4,000 and $6,000, respectively.

(4)      Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of the following:

                                                       DECEMBER 31,
                                               ----------------------------
                                                 1999                1998
                                               --------            --------
         Real estate taxes                     $     --            $ 73,000
         Accounts payable and other                  --               7,000
         Security deposits                           --              45,000
                                               --------            --------

                                               $     --            $125,000
                                               ========            ========

(5)      Gain from Sale of Real Estate

         On September 21, 1999, the Partnership sold Cooper Village shopping center, in Mesa, Arizona to Old Vine Corporation ("Old Vine"), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $6,175,000.

         The buyer was represented by a third-party broker in the transaction. The Partnership paid a broker commission of $79,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

         The sale of Cooper Village shopping center resulted in a gain of $453,000, which is reflected on the Statement of Changes of Net Assets in Liquidation.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------

                                    PART III
                                    --------

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

                  o        Richard G. Wollack, Chairman of the Board
                  o        Brent R. Donaldson, President
                  o        Deborah M. Richard, Financial Officer

         The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

                  o        Ronald E. Birtcher, Co-Chairman of the Board
                  o        Arthur B. Birtcher, Co-Chairman of the Board
                  o        Robert M. Anderson, Executive Director

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP
                        --------------------------------


Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1999.

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                        1999             1998             1997
                                      --------         --------         --------
General Partner's 1% share of
  distributable cash                  $  7,000         $  8,000         $ 10,000
Asset management fees                   37,000           53,000           93,000
Property management fees                49,000           55,000           93,000
Disposition fees                       266,000               --          493,000
Leasing fees                            12,000           17,000           24,000
Property management expense
  reimbursements                        31,000           39,000           53,000
Other expense reimbursements            69,000           88,000          131,000
                                      --------         --------         --------

TOTAL                                 $471,000         $260,000         $897,000
                                      ========         ========         ========

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999 there was no entity or individual holding more than 5% of the Limited Partnership interests of the Registrant.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1, 3 and 4 to the Financial Statements in
Item 8, which information is incorporated herein by reference.

                                     PART IV
                                     -------

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


         Reference has been incorporated for the Form 8-K filed on October 15, 1999 reporting the sales of The Forum Business Park to Rubin Pachulsky Dew Properties, LLC, on September 23, 1999 and the sale of Cooper Village Shopping Center (co-owned with an affiliated partnership),to Old Vine Corporation ("Old Vine") on September 21, 1999.


         Reference has also been incorporated for the Form 8-K filed on December 15, 1999 reporting the sale of Creek Edge Business Center to Investcorp Properties Limited.

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

                                                     By:   BIRTCHER LIMITED,
                                                           a California limited partnership,
                                                           General Partner of Birtcher
                                                           Investments

                                                           By:   BREICORP,
                                                                 a California corporation,
                                                                 formerly known as Birtcher
                                                                 Real Estate Inc., General
                                                                 Partner of Birtcher Limited

Date:     March 30, 2000                                         By:    /s/ Robert M. Anderson
                                                                        ---------------------
                                                                        Robert M. Anderson
                                                                        Executive Director
                                                                        BREICORP

                                    By:     LF Special Fund I, L.P.,
                                            a California limited partnership

                                            By:  Liquidity Fund Asset Management, Inc.,
                                                 a California corporation, General Partner
                                                 of LF Special Fund I, L.P.

Date:     March 30, 2000                         By: /s/ Brent R. Donaldson
                                                     -----------------------------
                                                     Brent R. Donaldson
                                                     President
                                                     Liquidity Fund Asset Management, Inc.

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

       Signature                                    Capacity                                  Date
       ---------                                    --------                                  ----
/s/ Arthur B. Birtcher                      Co-Chairman of the Board -                  March 30, 2000
----------------------                      BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                      Co-Chairman of the Board -                  March 30, 2000
----------------------                      BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                      Chairman of Liquidity Fund                  March 30, 2000
----------------------                      Asset Management, Inc.
Richard G. Wollack

                                  EXHIBIT INDEX

Exhibit
  No.                                 Description
-------                               -----------
  27              Financial Data Schedule
