Form 10-Q
period 2000-03-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2000-05-15
CIK 785566

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended          March 31, 2000
                  ---------------------------------

Commission file number          0-16027
                       ----------------------------

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

                                 Yes [X] No [ ]

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Net Assets in Liquidation - March 31, 2000
          (Unaudited) and December 31, 1999 (Audited).......................   3

          Statements of Changes of Net Assets in Liquidation -
          Three Months Ended March 31, 2000 and 1999 (Unaudited)............   4

          Notes to Financial Statements (Unaudited).........................   5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  10

Item 3.   Quantitative and Qualitative Market Risk Disclosures..............  14

PART II.  OTHER INFORMATION.................................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                 March 31,        December 31,
                                                   2000               1999
                                                 ---------        ------------
ASSETS (Liquidation Basis):                     (unaudited)

Cash and cash equivalents                       $5,375,000        $7,081,000
Cash in escrow                                      82,000           149,000
Accounts receivable, net                            35,000            16,000
Other assets                                        11,000            12,000
                                                ----------        ----------
    Total Assets                                 5,503,000         7,258,000
                                                ----------        ----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities            46,000            69,000
Accrued expenses for liquidation                   263,000           315,000
                                                ----------        ----------
    Total Liabilities                              309,000           384,000
                                                ----------        ----------
Net Assets in Liquidation                       $5,194,000        $6,874,000
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                               ---------------------------------
                                                   2000                 1999
                                               ------------         ------------
Net assets in liquidation at beginning
  of period                                    $  6,874,000         $ 12,217,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                       --              217,000
    Equity in earnings of Cooper
      Village Partners                                   --               79,000
    Interest income                                  96,000                7,000
    Leasing commissions                                  --              (10,000)
    General and administrative expenses                  --              (93,000)
                                               ------------         ------------
                                                     96,000              200,000
                                               ------------         ------------

Liquidating activities:
    Liquidation expenses                            (24,000)                  --
    Distributions to partners                    (1,752,000)            (154,000)
                                               ------------         ------------
                                                 (1,776,000)            (154,000)
                                               ------------         ------------
Net (decrease) increase in assets
  in liquidation                                 (1,680,000)              46,000
                                               ------------         ------------
Net assets in liquidation at end
  of period                                    $  5,194,000         $ 12,263,000
                                               ============         ============

The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Real Estate Income Partners III, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

         Sale of the Properties

         During the year ended December 31, 1999, the Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 2000 and 1999, the Partnership incurred approximately $4,000 and $18,000, respectively, of such expenses.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0 and $15,000, respectively, for the three months ended March 31, 2000 and 1999. In addition, an affiliate of the General Partner received $11,000 for the three months ended March 31, 1999, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

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

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 of the aggregate appraised value of the Partnership's properties which was determined by the General Partner's estimate of fair value in January 1999. Such fees for the three months ended March 31, 1999, amounted to $11,000. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 2000 and 1999, amounted to $1,000 and $0, respectively.

         In addition to the aforementioned, the General Partner was also paid $14,000 related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1999. Cooper Village Shopping Center was sold in September 1999.

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

         In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have not yet responded to the First Amended Complaint.

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

(3)      Commitments and Contingencies

         Litigation (Cont'd.)

         Madison Partnership and ISA Partnership Litigation (Cont'd.)

         essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 19, 2000 status conference. Plaintiffs have filed a motion to lift the stay, which is set for hearing on May 19, 2000.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of March 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended March 31, 2000, the Partnership incurred $76,000 of such expenses. At March 31, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $24,000 to reflect the revised estimates.

         The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation. Such costs are unknown and are not estimable at this time.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         Since the completion of its acquisition program in December 1988, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. All of the Partnership's properties were sold as of December 31, 1999.

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

         Creek Edge Business Center

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

         Other Matters

         On March 1, 2000, the Partnership made an aggregate special distribution of $1,750,000 to its limited partners.

         As of December 31, 1999, the Partnership had sold all of its operating properties. Due to the uncertainty involved with the ongoing litigation, it is possible that future distributions may be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

         As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appear to be free of year 2000 bugs. The Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and will not be reimbursed by the Partnership.

         Results of Operations for the Three Months Ended March 31, 2000

         Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. During the last half of 1999, the Partnership sold its three remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 2000
         (Cont'd.)

         For the three months ended March 31, 2000, interest income was approximately $96,000. The increase in interest income was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties.

         Accrued expenses for liquidation as of March 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended March 31, 2000, the Partnership incurred $76,000 of such expenses. At March 31, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $24,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

         Liquidation expenses incurred for the three months ended March 31, 2000, included charges of $6,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in accrued expenses for liquidation for the three months ended March 31, 2000, are direct charges of $70,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         As of March 31, 2000, the Partnership had cash equivalents of $5,062,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

         Bigelow Diversified Secondary Partnership Fund 1990 Litigation
         (Cont'd.)

         Fund-II alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions.

         In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have not yet responded to the First Amended Complaint.

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California (Case No. 807644) against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L. P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the properties and to maximize the returns to the partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 19, 2000 status conference. Plaintiffs have filed a motion to lift the stay, which is set for hearing on May 19, 2000.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K:

                  None filed in the quarter ended March 31, 2000.

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

                                 By: BIRTCHER LIMITED,
                                     a California limited partnership,
                                     General Partner of Birtcher Investments

                                     By: BREICORP,
                                         a California corporation,
                                         formerly known as Birtcher
                                         Real Estate Inc., General
                                         Partner of Birtcher Limited

Date: May 15, 2000                       By: /s/ Robert M. Anderson
                                             --------------------------------
                                             Robert M. Anderson
                                             Executive Director
                                             BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date: May 15, 2000                   By: /s/ Brent R. Donaldson
                                        -------------------------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

  27                                Financial Data Schedule