Form 10-Q
period 2000-06-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2000-08-11
CIK 785566

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                June 30, 2000
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

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                      INDEX

                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - June 30, 2000
         (Unaudited) and December 31, 1999 (Audited)......................       3

         Statements of Changes of Net Assets in Liquidation -
         Three  and Six Months Ended June 30, 2000 and 1999 (Unaudited)...       4

         Notes to Financial Statements (Unaudited)........................       5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................      10

Item 3.  Quantitative and Qualitative Market Risk Disclosures.............      14

PART II. OTHER INFORMATION................................................      14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                               June 30,      December 31,
                                                 2000            1999
                                              ----------     ------------
                                              (unaudited)
ASSETS (Liquidation Basis):
---------------------------

Cash and cash equivalents                     $5,412,000      $7,081,000
Cash in escrow                                    82,000         149,000
Accounts receivable, net                          15,000          16,000
Other assets                                      12,000          12,000
                                              ----------      ----------

    Total Assets                               5,521,000       7,258,000
                                              ----------      ----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities          29,000          69,000
Accrued expenses for liquidation                 205,000         315,000
                                              ----------      ----------

    Total Liabilities                            234,000         384,000
                                              ----------      ----------

Net Assets in Liquidation                     $5,287,000      $6,874,000
                                              ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                Three Months Ended                     Six Months Ended
                                                      June 30,                             June 30,
                                           ------------------------------       ------------------------------
                                              2000               1999              2000               1999
                                           -----------       ------------       -----------       ------------
Net assets in liquidation
  at beginning of period                   $ 5,194,000       $ 12,263,000       $ 6,873,000       $ 12,217,000
Increase (decrease) during period:
     Operating activities:
       Property operating income, net               --            274,000                --            491,000
       Equity in earnings of Cooper
         Village Partners                           --             65,000                --            144,000
       Interest income                          87,000              7,000           182,000             14,000
       Leasing commissions                          --            (10,000)               --            (19,000)
       General and administrative
         expenses                                   --           (123,000)               --           (217,000)
                                           -----------       ------------       -----------       ------------

                                                87,000            213,000           182,000            413,000
                                           -----------       ------------       -----------       ------------

Liquidating activities:
  Liquidation expenses                           6,000                 --           (16,000)                --
                                                                                                  ------------
  Distributions to partners                         --           (251,000)       (1,752,000)          (405,000)
                                           -----------       ------------       -----------       ------------

                                                 6,000           (251,000)       (1,768,000)          (405,000)
                                           -----------       ------------       -----------       ------------

Net increase (decrease) in assets
  in liquidation                                93,000            (38,000)       (1,586,000)             8,000
                                           -----------       ------------       -----------       ------------

Net assets in liquidation at
  end of period                            $ 5,287,000       $ 12,225,000       $ 5,287,000       $ 12,225,000
                                           ===========       ============       ===========       ============


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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 2000 and 1999, the Partnership incurred approximately $1,000 and $28,000, respectively, of such expenses. Such costs were $5,000 and $46,000 for the six months there ended.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0 and $14,000, respectively, for the three months ended June 30, 2000 and 1999 and $0 and $29,000 for the six months there ended. In addition, an affiliate of the General Partner received $0 and $11,000 for the three months ended June 30, 2000, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months there ended, such reimbursements were $0 and $21,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 of the aggregate appraised value of the Partnership's properties which was determined by the General Partner's estimate of fair value in January 1999. Such fees for the three months ended June 30, 2000 and 1999, amounted to $0 and $11,000, respectively. For the six months there ended, such fees were $0 and $22,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended June 30, 2000 and 1999, amounted to $0 and $6,000, respectively. For the six months there ended, these fees amounted to $1,000 and $6,000, respectively. Since the Partnership has sold all of its properties, the Partnership no longer pays asset management or leasing fees.

         In addition to the aforementioned, the General Partner was also paid $14,000 and $28,000, related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three and six months ended June 30, 1999. Cooper Village Shopping Center was sold in September 1999.

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

         In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

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

         Madison Partnership and ISA Partnership Litigation (Cont'd.)

         Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the properties and to maximize the returns to the partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. A status conference is currently scheduled for September 8, 2000.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of June 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended June 30, 2000, the Partnership incurred $52,000 of such expenses. At June 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly reduced by $6,000 to reflect the revised estimates.

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

         Other Matters

         Regular distributions through the year ended December 31, 1999, represented net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park, Creek Edge Business Park and the Partnership's 42% interest in Cooper Village. In March 2000, the Partnership made another special distribution of $1,750,000 from a portion of the remaining sales proceeds it has been holding in reserve. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership. Grape Investors has agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also has agreed to either abstain or vote against any such action or proposal.

         As of December 31, 1999, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         Other Matters (Cont'.d)

         considerations. Due to these uncertainties, it is possible that future distributions may be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

         Year 2000

         As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. As of June 30, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

         Results of Operations for the Three Months Ended June 30, 2000

         Because the Partnership has been liquidating its assets, a quarter-to-quarter comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and therefore are not comparable. During the last half of 1999, the Partnership sold its three remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

         For the three months ended June 30, 2000, interest income was approximately $87,000. The increase in interest income was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties.

         Accrued expenses for liquidation as of June 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended June 30, 2000, the Partnership incurred $52,000 of such expenses. At June 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly reduced by $6,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

         Liquidation expenses incurred for the three months ended June 30, 2000, included charges of $1,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in liquidation expenses incurred for the three months ended June 30, 2000, are direct charges of $57,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         As of June 30, 2000, the Partnership had cash equivalents of $5,158,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

         In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California (Case No. 807644) against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L. P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the properties and to maximize the returns to the partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. A status conference is currently scheduled for September 8, 2000.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None filed in the quarter ended June 30, 2000.

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

By:   BIRTCHER/LIQUIDITY PROPERTIES               By:  BIRTCHER INVESTORS,
      (General Partner)                                a California limited partnership

                                                       By: BIRTCHER INVESTMENTS,
                                                           a California general partnership,
                                                           General Partner of Birtcher Investors

                                                           By:  BIRTCHER LIMITED,
                                                                a California limited partnership,
                                                                General Partner of Birtcher Investments

                                                                By: BREICORP,
                                                                    a California corporation,
                                                                    formerly known as Birtcher
                                                                    Real Estate Inc., General
                                                                    Partner of Birtcher Limited

Date: August 11, 2000                                               By: /s/ Robert M. Anderson
                                                                        ------------------------
                                                                        Robert M. Anderson
                                                                        Executive Director
                                                                        BREICORP

                                                  By: LF Special Fund I, L.P.,
                                                      a California limited partnership

                                                      By: Liquidity Fund Asset Management, Inc.,
                                                          a California corporation, General
                                                          Partner of LF Special Fund I, L.P.

Date: August 11, 2000                                     By: /s/ Brent R. Donaldson
                                                              ------------------------------------
                                                              Brent R. Donaldson
                                                              President
                                                              Liquidity Fund Asset Management, Inc.

                                  EXHIBIT INDEX

   Exhibit
   Number                   Description
   -------                  -----------

     27             Financial Data Schedule