Form 10-Q
period 2000-09-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2000-11-14
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              September 30, 2000
                     ----------------------------------------------------------


Commission file number                0-16027
                       --------------------------------------------------------


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3341425
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California     92607-0009
------------------------------------------------------------     ----------
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

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - September 30, 2000
         (Unaudited) and December 31, 1999 (Audited)...................      3

         Statements of Changes of Net Assets in Liquidation -
         Three and Nine Months Ended September 30, 2000 and 1999
         (Unaudited)..................................................       4

         Notes to Financial Statements (Unaudited)....................       5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................      11

Item 3.  Quantitative and Qualitative Market Risk Disclosures.........      15

PART II. OTHER INFORMATION............................................      16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                               September 30,     December 31,
                                                   2000             1999
                                               ------------      ------------
                                               (unaudited)
ASSETS (Liquidation Basis):

Cash and cash equivalents                       $5,506,000        $7,081,000
Cash in escrow                                          --           149,000
Receivables, net                                    43,000            16,000
Other assets                                        12,000            12,000
                                                ----------        ----------
    Total Assets                                 5,561,000         7,258,000
                                                ----------        ----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities            41,000            69,000
Accrued expenses for liquidation                   186,000           315,000
                                                ----------        ----------
    Total Liabilities                              227,000           384,000
                                                ----------        ----------
Net Assets in Liquidation                       $5,334,000        $6,874,000
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                 Three Months Ended                        Nine Months Ended
                                                    September 30,                            September 30,
                                          --------------------------------         --------------------------------
                                              2000                 1999               2000                 1999
                                          -----------         ------------         -----------         ------------
Net assets in liquidation
  at beginning of period                  $ 5,287,000         $ 12,225,000         $ 6,873,000         $ 12,217,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                 --              308,000                  --              799,000
    Equity in earnings of Cooper
       Village Partners                            --               47,000                  --              191,000
    Interest income                            80,000               17,000             263,000               31,000
    Leasing commissions                            --              (10,000)                 --              (30,000)
    General and administrative
      expenses                                     --             (133,000)                 --             (349,000)
                                          -----------         ------------         -----------         ------------
                                               80,000              229,000             263,000              642,000
                                          -----------         ------------         -----------         ------------

Liquidating activities:
  Gain on sale of real estate                      --              197,000                  --              197,000
  Gain from sale of Partnership's
    Interest in Cooper Village
    Shopping Center                                --              190,000                  --              190,000
  Liquidation expenses                        (33,000)                  --             (50,000)                  --
  Distributions to partners                        --             (251,000)         (1,752,000)            (656,000)
                                          -----------         ------------         -----------         ------------
                                              (33,000)             136,000          (1,802,000)            (269,000)
                                          -----------         ------------         -----------         ------------
Net increase (decrease) in assets
  in liquidation                               47,000              365,000          (1,539,000)             373,000
                                          -----------         ------------         -----------         ------------
Net assets in liquidation at
  end of period                           $ 5,334,000         $ 12,590,000         $ 5,334,000         $ 12,590,000
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

(2)  Transactions with Affiliates

     The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 2000 and 1999, the Partnership incurred approximately $6,000 and $12,000, respectively, of such expenses. Such costs were $10,000 and $59,000 for the nine months there ended.

     An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0 and $18,000, respectively, for the three months ended September 30, 2000 and 1999 and $0 and $47,000 for the nine months there ended. In addition, an affiliate of the General Partner received $0 and $10,000 for the three months ended September 30, 2000, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months there ended, such reimbursements were $0 and $31,000, respectively.

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

     The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 of the aggregate appraised value of the Partnership's properties which was determined by the General Partner's estimate of fair value in January 1999. Such fees for the three months ended September 30, 2000 and 1999, amounted to $0 and $11,000, respectively. For the nine months there ended, such fees were $0 and $32,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 2000 and 1999, amounted to $0 and $6,000, respectively. For the nine months there ended, these fees amounted to $1,000 and $12,000, respectively. Since the Partnership has sold all of its properties, the Partnership no longer pays asset management or leasing fees.

     The amended Partnership Agreement provides for the Partnership's payment to the General Partner of a property disposition fee if and to the extent that the sale price of the property in question, net of any brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1993. For the nine months ended September 30, 1999, a fee of $133,750 was earned and paid on the sale of The Forum.

     In addition to the aforementioned, the General Partner was also paid $14,000 and $42,000, related to the Partnership's portion (42%) of asset management fees, property management fees, leasing fees and reimbursement of on-site personnel and other reimbursable expenses for Cooper Village Partners for the three and nine months ended September 30, 1999. Cooper Village Shopping Center was sold in September 1999.

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

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(3)  Commitments and Contingencies

     Litigation (Cont'd.)

     Madison Partnership and ISA Partnership Litigation

     On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California (Case No. 807644) against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L. P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the properties and to maximize the returns to the partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. Plaintiffs have moved to certify the class and the parties are engaged in discovery regarding class certification. The motion to certify the class is currently scheduled to be heard on December 14, 2000.

(4)  Accrued Expenses for Liquidation

     Accrued expenses for liquidation as of September 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended September 30, 2000, the Partnership incurred $52,000 of such expenses. At September 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by $33,000 to reflect the revised estimates. The increase was primarily the result of attorney fees incurred to date in association with the litigation.

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

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)  Subsequent Event

     On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of 4.533% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation". In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $243,000, or approximately $84 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

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

     A portion of the proceeds from the sale of The Forum to Rubin Pachulsky Dew was held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). At September 30, 2000, there was no remaining cash held in escrow related to holdbacks.

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

     Other Matters

     Regular distributions through the year ended December 31, 1999, represented net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park, Creek Edge Business Park and the Partnership's 42% interest in Cooper Village. In March 2000, the Partnership made another special distribution of $1,752,000 from a portion of the remaining sales proceeds it has been holding in reserve. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, LLC ("Grape"), the holder of the largest investor position in the Partnership (approximately 4.533% of the limited partnership interests). Grape Investors has agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also has agreed to either abstain or vote against any such action or proposal.

     On October 19, 2000, Grape settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation". In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $243,000, or approximately $84 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

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

     Year 2000

     As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. As of September 30, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

     Results of Operations for the Three Months Ended September 30, 2000

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

     For the three months ended September 30, 2000, interest income was approximately $80,000. The increase in interest income was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties.

     Accrued expenses for liquidation as of September 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended September 30, 2000, the Partnership incurred $52,000 of such expenses. At September 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by $33,000 to reflect the revised

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

     Results of Operations for the Three Months Ended September 30, 2000
     (Cont'd.)

     estimates. The increase was primarily the result of attorney fees incurred to date in association with the litigation. The allowance for accrued expenses for liquidation does not, however, reflect any future costs of the ongoing litigation due to the uncertainty associated with those matters.

     Liquidation expenses incurred for the three months ended September 30, 2000, included charges of $6,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three months ended September 30, 2000, are direct charges of $46,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     As of September 30, 2000, the Partnership had cash equivalents of $5,210,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

     Madison Partnership and ISA Partnership Litigation

     On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California (Case No. 807644) against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L. P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the properties and to maximize the returns to the partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. Plaintiffs have moved to certify the class and the parties are engaged in discovery regarding class certification. The motion to certify the class is currently scheduled to be heard on December 14, 2000.

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 - Financial Data Schedule

     (b) Reports on Form 8-K:

         None filed in the quarter ended September 30, 2000.

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

                                            By: BIRTCHER LIMITED,
                                                a California limited
                                                partnership, General Partner of
                                                Birtcher Investments

                                                By: BREICORP,
                                                    a California corporation,
                                                    formerly known as Birtcher
                                                    Real Estate Inc., General
                                                    Partner of Birtcher Limited

Date: November 13, 2000                             By: /s/ Robert M. Anderson
                                                        ------------------------
                                                            Robert M. Anderson
                                                            Executive Director
                                                            BREICORP

                                    By: LF Special Fund I, L.P.,
                                        a California limited partnership

                                        By: Liquidity Fund Asset Management,
                                            Inc., a California corporation,
                                            General Partner of LF Special
                                            Fund I, L.P.

Date: November 13, 2000                     By: /s/ Brent R. Donaldson
                                                --------------------------------
                                                    Brent R. Donaldson
                                                    President
                                                    Liquidity Fund Asset
                                                    Management, Inc.

                                 EXHIBIT INDEX


            EXHIBIT
            NUMBER                DESCRIPTION
            -------               -----------

             27             Financial Data Schedule