Form 10-K
period 2000-12-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2001-04-02
CIK 785566

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-16027

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Title of each class                                  on which registered
-------------------                                  --------------------
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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000


                                      INDEX

                                                                                          Page
                                                                                          ----
PART I

         Item 1.      Business.........................................................     3
         Item 2.      Properties.......................................................     4
         Item 3.      Legal Proceedings................................................     4
         Item 4.      Submission of Matters to a Vote of Security Holders..............     7

PART II

         Item 5.      Market for the Registrant's Limited Partnership
                        Interests and Related Security Holder Matters..................     7
         Item 6.      Selected Financial Data..........................................     9
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............................    10
         Item 7a.     Quantitative and Qualitative Market Risk Disclosures.............    18
         Item 8.      Financial Statements and Supplementary Data......................   F-1
         Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure............................    19

PART III

         Item 10.     Directors and Executive Officers of the Registrant...............    19
         Item 11.     Executive Compensation...........................................    20
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management.................................................    20
         Item 13.     Certain Relationships and Related Transactions...................    20

PART IV

         Item 14.     Exhibits and Reports on Form 8-K.................................    21
           ---        Signatures.......................................................    23

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

Item 2. PROPERTIES

As of December 31, 2000, all of the Partnership's properties have been sold.

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

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 4, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint. Plaintiff has engaged in preliminary discovery.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

Item 3. LEGAL PROCEEDINGS (Cont'd.)

Bigelow - Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff's counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 44% of the interests (including the Grape Settlement, see Item 5) in the Partnership settled on these terms.

On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. The court has not yet set a hearing date for this motion.

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

On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action.

As noted above, limited partners holding 44% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

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

As of February 28, 2001, the number of holders of the Partnership's interests is as follows:

                              General Partner                          1
                              Limited Partners                     4,300
                                                                   -----
                                                                   4,301
                                                                   =====

Through 1999 (when operations ceased), the Partnership made quarterly cash distributions to its partners out of distributable cash, when available, pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash from operations was generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

CALENDAR
QUARTERS         2001         2000          1999           1998         1997         1996
--------------------------------------------------------------------------------------------
First         $2,107,000    $1,752,000    $  153,000    $242,000    $11,944,000   $  631,000
Second                               0       248,000     752,000        242,000    2,777,000
Third                                0       248,000     185,000        242,000      255,000
Fourth                         243,000     6,198,000     197,000      5,847,000      318,000

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

In March 2000, the Partnership made another special distribution of $1,752,000 from a portion of the remaining sales proceeds it had been holding in reserve.

On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of 4.533% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" (the "Grape Settlement"). In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $243,000, or approximately $85 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and the "Madison Partnership and ISA Partnership Litigation" and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 44% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,107,000.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

As of December 31, 2000, the Partnership has sold all of its operating properties. Due to the costs of defending and the uncertainty involved with the ongoing litigation, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down, should funds be available at that time.

Item 6. SELECTED FINANCIAL DATA

                               PERIOD ENDED          YEAR ENDED
                                 MARCH 31,           DECEMBER 31,
                                    1997                1996
Total Revenues                 $   222,000           $4,956,000
                               ============          ==========

Net Income (Loss):
  General Partner              $    (6,000)          $    6,000
  Limited Partners                (625,000)             628,000
                               ------------          ----------

                               $  (631,000)          $  634,000
                               ============          ==========
Total Distributions:
  General Partner              $     2,000           $   18,000
                               ============          ==========

  Limited Partners             $11,944,000           $3,981,000
                               ============          ==========

                      DECEMBER 31,
                         1996
                         ----
Total Assets         $31,611,000
                     ===========


The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

                                                                               PERIOD FROM
                                          YEARS ENDED                          APRIL 1, 1997
                         --------------------------------------------            THROUGH
                            2000            1999             1998            DECEMBER 31, 1997
                            ----            ----             ----            -----------------
Property Operating
 Income, net             $         -      $   929,000     $ 1,006,000           $ 1,099,000
                         ===========      ===========     ===========           ===========
Distributions to
 Partners                $ 4,102,000      $ 6,854,000     $ 1,384,000           $ 6,339,000
                         ===========      ===========     ===========           ===========
Net Assets in
 Liquidation             $ 2,558,000      $ 6,874,000     $12,217,000           $12,716,000
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

The Partnership made no regular distributions during the year ended December 31, 2000. Regular distributions for the year ended December 31, 1999, represented net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park, Creek Edge Business Park and the Partnership's 42% interest in Cooper Village. In March 2000, the Partnership made another special distribution of $1,752,000 from a portion of the remaining sales proceeds it has been holding in reserve. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership. Grape Investors has agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also agreed to either abstain or vote against any such action or proposal.

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

Capital Resources and Liquidity (Cont'd.)

Litigation" (the "Grape Settlement"). In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $243,000, or approximately $85 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and the "Madison Partnership and ISA Partnership Litigation" and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 44% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,107,000.

The Partnership also made special distributions of $5,605,000 in October 1997 (sale of Martinazzi Square), $11,708,000 in February 1997 (sale of Northtech) and $2,159,000 in June 1996 (sale of Flaircentre).

As of December 31, 1999, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

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

Capital Resources and Liquidity (Cont'd.)

Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 2000, 1999 and 1998.

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

During the last half of 1999, the Partnership sold its three remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions, as set forth below:

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

Rubin Pachulsky Dew hired an affiliate of Birtcher as property manager for The Forum for a fee that is approximately the same as the fee that the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for The Forum, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% cumulative annual, return on its investment. The incentive fee, if earned, is not payable until the property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

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

Capital Resources and Liquidity (Cont'd.)

The Forum (Cont'd.)

held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (released to the Partnership on September 26, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The cash held in escrow was included in the gain on sale of real estate.

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

Property Appraisals and Net Asset Value (Cont'd.)

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

As of December 31, 1999, the Partnership had sold all of its properties, therefore there were no properties to value as of January 1, 2000.

Year 2000

As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. As of December 31, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

Results of Operations

Year Ended December 31, 2000

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. During the last half of 1999, the Partnership sold its three remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 2000, interest income was $354,000. The increase in interest income was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 2000 (Cont'd.)

Accrued expenses for liquidation as of December 31, 2000, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $543,000 to reflect the revised estimates.

The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation after December 31, 2001. Such costs are unknown and are not estimable at this time.

Liquidation expenses incurred for the year ended December 31, 2000, included charges of $12,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the year ended December 31, 2000, are direct charges of $314,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

Year Ended December 31, 1999

Because the Partnership was in the process of liquidating its remaining assets, a comparison of the results of operations was not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of its three remaining properties (including a 42% interest in Cooper Village shopping center) in three separate transactions during the year ended December 31, 1999. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

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

Year Ended December 31, 1999 (Cont'd.)

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

The decrease in general and administrative expenses for the year ended December 31, 1999 as compared to 1998 was attributable to a decrease in asset management fees, administrative wages and the cost of liability insurance coverage. These decreases were partially offset by an increase in fees for legal and professional services incurred during 1999.

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

Impact of Issued But Not Yet Adopted Accounting Principles

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, describes the accounting for derivative instruments and hedging activities. SFAS No. 133, as amended, is effective for the first fiscal quarter of the first fiscal year beginning after June 15, 2000. We do not believe that the implementation of SFAS No. 133, as amended, will have an impact on our financial position or results of operations.

Item 7a. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

As of December 31, 2000, the Partnership had cash equivalents of $5,114,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Independent Auditors' Report...........................................................    F-2

Financial Statements:
       Statements of Net Assets in Liquidation as of December 31, 2000 and 1999........    F-3

       Statements of Changes of Net Assets in Liquidation for the Years
       Ended December 31, 2000, 1999 and 1998..........................................    F-4

       Notes to Financial Statements...................................................    F-5

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report...........................................................   F-20

Financial Statements:

       Statements of Net Assets in Liquidation as of December 31, 1999.................   F-21

       Statements of Changes of Net Assets in Liquidation for the Years
       Ended December 31, 1999 and 1998................................................   F-22

       Notes to Financial Statements...................................................   F-23

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 2000 and 1999 of Real Estate Income Partners III, Limited Partnership, and the changes of net assets in liquidation for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting discussed in note 2.




                                       KPMG LLP


Orange County, California
February 6, 2001

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                              DECEMBER 31,    DECEMBER 31,
ASSETS (Liquidation Basis):                      2000            1999
---------------------------                   ----------      -----------
Cash and cash equivalents                     $5,233,000      $7,081,000
Cash in escrow                                        --         149,000
Accounts receivable                               74,000          16,000
Other assets                                          --          12,000
                                              ----------      ----------

   Total Assets                                5,307,000       7,258,000
                                              ----------      ----------

LIABILITIES (Liquidation Basis):
--------------------------------

Distributions payable                          2,107,000              --
Accounts payable and accrued liabilities         110,000          69,000
Accrued expenses for liquidation                 532,000         315,000
                                              ----------      ----------

   Total Liabilities                           2,749,000         384,000
                                              ----------      ----------

Net Assets in Liquidation                     $2,558,000      $6,874,000
                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                               2000             1999             1998
                                           ------------     ------------     ------------
Net assets in liquidation at
beginning of year                          $  6,874,000     $ 12,217,000     $ 12,716,000
                                           ------------     ------------     ------------

Increase (decrease) during year:
Operating activities:
Property operating income, net                       --          929,000        1,006,000
Interest income                                 354,000          110,000           65,000
General and administrative expenses                  --         (460,000)        (486,000)
Leasing commissions                                  --          (27,000)         (17,000)
Equity in earnings of Cooper
  Village Partners excluding
  $190,000 gain from sale of
  Partnership's interest in Cooper
  Village Shopping Center for 1999
  and $236,000 adjustment to
  carrying value of investment
  in 1998                                            --          204,000          252,000
Other expense, net                              (25,000)              --               --
                                           ------------     ------------     ------------

                                                329,000          756,000          820,000
                                           ------------     ------------     ------------

Liquidating activities:
       Distributions to partners             (4,102,000)      (6,854,000)      (1,384,000)
       Gain from sales of real estate                --          749,000               --
       Gain from sale of Partnership's
        interest in Cooper Village
        Shopping Center                              --          190,000               --
       Adjustment to the carrying value
         of property                                 --               --          236,000
       Adjustment to carrying value of
        investment in Cooper Village
        Partners                                     --               --         (236,000)
       (Provision for) decrease in
         liquidation expenses                  (543,000)        (184,000)          65,000
                                           ------------     ------------     ------------

                                             (4,645,000)      (6,099,000)      (1,319,000)
                                           ------------     ------------     ------------

Net decrease in assets in liquidation        (4,316,000)      (5,343,000)        (499,000)
                                           ------------     ------------     ------------

Net assets in liquidation at
  end of year                              $  2,558,000     $  6,874,000     $ 12,217,000
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

       The amendment modified the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 1% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. The factor used to calculate the annual asset management fee was reduced by .10% each year beginning after December 31, 1996 (e.g., from .65% in 1997 to .55% in 1998 and to .45% in 1999). All of the Partnership's properties were sold by December 31, 1999, therefore no asset management fees were paid in 2000.

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

       The amendment modified the Partnership Agreement to eliminate subordination

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

       provisions with respect to future property disposition fees payable under that section. The amendment authorized payment to the General Partner and its affiliates of the property disposition fees as earned. The fees will not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount. The disposition fees are to be paid to the General Partner and its affiliate in an amount equal to 50% of the competitive real estate brokerage commission that would be charged by unaffiliated third-parties providing comparable services in the area in which a property is located, but in no event more than three percent of the gross sale price of the property, and are to be reduced by the amount by which any brokerage or similar commissions paid to any unaffiliated third-parties in connection with the sale of the property exceed three percent of the gross sale price. This amount was not payable, unless and to the extent that the sale price of the property in question, net of any other brokerage commissions (but not other costs of sale), exceeded the appraised value of the property as of January 1, 1993.

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

       The Limited Partners have certain priorities in the allocation of cash distributions by the Partnership. Out of each distribution of net cash, the Limited Partners generally have certain preferential rights to receive payments that, together with all previous payments to them, would provide an overall 9% per annum (cumulative non-compounded) return (a "9% Preferential Return") on their investment in the Partnership. Any distributions not equaling this 9% Preferential Return in any quarter are to be made up in subsequent periods if and to the extent distributable cash is available. It is not, however, attainable given the Partnership's liquidation status.

       Distributable cash from operations was paid out each quarter in the following manner: 99% to the Limited Partners and 1% to the General Partner. These payments were made each quarter to the extent that there was sufficient distributable cash available.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

       Sale or financing proceeds were to be distributed, to the extent available, as follows: (i) to the Limited Partners until all cash distributions to them amount to a 9% Preferential Return on their investment cumulatively from the date of their admission to the Partnership; (ii) then to the Limited Partners in an amount equal to their investment; and (iii) the remainder, 99% to Limited Partners and 1% to the General Partner.

       Although the unpaid 9% Preferential Return to the Limited Partners aggregates $24,965,000 as of December 31, 2000, the limited partners will not realize this return due to the Partnership's estimated liquidation value of $2,558,000.

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

       In accordance with the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's Statements of Net Assets in Liquidation at the estimated net realizable value. The General Partner estimated net realizable value by using an average of recent offers (at that time) to acquire the properties, net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

       On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of approximately 4.533% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" (the "Grape Settlement"). See Note 6.

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

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 2000 and 1999, totaled $5,114,000 and $7,027,000, respectively.

       Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value; however, are subject to interest rate risk.

       Revenue Recognition

       Rental income was recognized according to the lease terms.

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

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Income Taxes (Cont'd.)

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

                                           2000                                 1999
                            -------------------------------      -------------------------------
                             GAAP BASIS          TAX BASIS        GAAP BASIS          TAX BASIS
                            (LIQUIDATION)       (UNAUDITED)      (LIQUIDATION)       (UNAUDITED)
       Total Assets         $ 5,307,000        $13,814,000       $ 7,258,000         $15,790,000

       Total Liabilities
                            $ 2,749,000        $ 2,217,000       $   384,000         $    69,000


       Following are the differences between Financial Statement and tax return income:


                                                        2000          1999          1998
                                                        ----          ----          ----
       Change in net assets in liquidation
       from operating activities including
       adjustment to carrying value of
       properties                                    $ 329,000     $ 756,000     $ 820,000

       Adjustment to carrying value of
       properties in liquidation                            --            --      (236,000)

       Adjustment to carrying value  of
       Cooper Village                                       --            --       236,000

       Depreciation differences on
       investments in real estate                           --      (631,000)     (557,000)

       Net gain on sale of properties in
       excess of book value                                 --       338,000            --

       Other                                          (350,000)       19,000       (26,000)
                                                     ---------     ---------     ---------
       Taxable income (loss) per Federal tax
       return (unaudited)                            $ (21,000)    $ 482,000     $ 237,000
                                                     =========     =========     =========

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

(3)    Investment in Cooper Village Partners

       During 1987 and 1988, Cooper Village Partners ("CV Partners"), a California general partnership consisting solely of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership ("Fund II"), an affiliated limited partnership, acquired Cooper Village Shopping Center. In connection therewith, the Partnership and Fund-II contributed capital of $4,300,000 (42%) and $5,937,000 (58%), respectively, and shared in the profits, losses and distributions of CV Partners in proportion to their

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


        Condensed Statements of Changes
          Of Net Assets in Liquidation:

                                              YEAR ENDED        YEAR ENDED
                                             DECEMBER 31,      DECEMBER 31,,
                                                1999               1998
                                             -----------       -----------
        Net Assets in Liquidation
          at beginning of year               $ 5,885,000       $ 6,359,000
        Increase (decrease) during
          Year:
          Operating Activities                   510,000           580,000
          Liquidating Activities              (6,395,000)       (1,054,000)
                                             -----------       -----------
        Net decrease in Assets in
          Liquidation                         (5,885,000)         (474,000)
                                             -----------       -----------
        Net Assets in Liquidation
          at end of year
                                             $        --       $ 5,885,000
                                             ===========       ===========

        For the year ended December 31, 1998, the carrying value of real estate in the Partnership's investment in Cooper Village Partners was adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its estimated net realizable value. The Partnership's portion (42%) of the adjustment was $236,000. Cooper Village was liquidated as of December 31, 1999.

 (4)    Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 2000, 1999 and 1998, the Partnership was charged with approximately $12,000, $69,000 and $88,000, respectively, of such expenses. An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0, $49,000 and $55,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, an affiliate of the General Partner received $0, $31,000 and $39,000, respectively, for the

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)     Transactions with Affiliates (Cont'd.)

        years ended December 31, 2000, 1999 and 1998, as reimbursement of costs for on-site property management personnel and other reimbursable costs. In addition to the aforementioned, an affiliate of the General Partner was also paid $0, $34,000 and $40,000, related to the Partnership's portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the years ended December 31, 2000, 1999 and 1998, respectively.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .35% (.45% in 1999 and .55% in 1998) of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 2000, 1999 and 1998, amounted to $0, $37,000 and $53,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space. Fees for leasing services for the year ended December 31, 2000, 1999 and 1998, amounted to $1,000, $12,000 and $17,000 respectively. In addition, to the aforementioned, the General Partner was also paid $0, $8,000 and $15,000, related to the Partnership's portion (42%) of asset management fees for Cooper Village Partners for the years ended December 31, 2000, 1999 and 1998, respectively.

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

        The buyer was represented by a third-party broker in the transaction. The Partnership's allocation of the broker commission paid was $33,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Gain from Sales of Real Estate (Cont'd.)

        Cooper Village (Cont'd.)

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

        Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for The Forum for a fee that is approximately the same as the fee that the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for The Forum, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% date of purchase, whichever comes first. The incentive fee, if earned, is not payable until the property is sold or four years from the date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

        A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (released to the Partnership on September 26, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The cash held in escrow was included in the gain from sales of real estate.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Gain from Sales of Real Estate (Cont'd.)

        The Forum (Cont'd.)

        The sale of The Forum resulted in a gain of $197,000, which is reflected on the Statement of Changes of Net Assets in Liquidation.

        Creek Edge

        On December 15, 1999, the Partnership sold Creek Edge Business Center to Investcorp Properties Limited, a Delaware Corporation ("Buyer"), for a sale price of $5,300,000. Affiliates of the Buyer have had a pre-existing relationship with affiliates of Birtcher Investors for more than 20 years. In fact, an affiliate of the Buyer initially sold Creek Edge to the Partnership, and subsequently contracted with the General Partner to perform property management services at Creek Edge on behalf of the Partnership.

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

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)    Commitments and Contingencies (Cont'd.)

       Litigation (Cont'd.)

       Bigelow - Diversified Secondary Partnership Fund 1990 litigation
       (Cont'd.)

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

       In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 4, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Damson/Birtcher Realty Income Fund-II, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint. Plaintiff has engaged in preliminary discovery.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)    Commitments and Contingencies (Cont'd.)

       Litigation (Cont'd.)

       Bigelow - Diversified Secondary Partnership Fund 1990 litigation
       (Cont'd.)

       On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff's counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

       Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 44% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,107,000.

       On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. The court has not yet set a hearing date for this motion.

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

       On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)    Commitments and Contingencies (Cont'd.)

       Litigation (Cont'd.)

       Madison Partnership and ISA Partnership Litigation (Cont'd.)

       writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action.

       As noted above, limited partners holding 44% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

(7)    Accrued Expenses for Liquidation

       Accrued expenses for liquidation as of December 31, 2000, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $543,000 to reflect the revised estimates.

       The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation after December 31, 2001. Such costs are unknown and are not estimable at this time.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(8)    Quarterly Results of Operations (Unaudited)

                                                                 FOR THE QUARTERS ENDED
                                              ---------------------------------------------------------
                                               12/31/2000       9/30/2000     6/30/2000      3/31/2000
                                               ----------       ---------     ---------      ---------
Increase in net assets from
 operating activities, net                    $     66,000      $   80,000    $   87,000    $    96,000


Increase (decrease) in net assets from
 liquidating activities, net                    (2,842,000)        (33,000)        6,000     (1,776,000)
                                              -------------    -----------    -----------   ------------


Net increase (decrease) in assets
 in liquidation                               $ (2,776,000)     $   47,000    $   93,000    $(1,680,000)
                                              =============     ===========   ===========   ============

                                                                 FOR THE QUARTERS ENDED
                                              ----------------------------------------------------------
                                               12/31/1999        9/30/1999    6/30/1999       3/31/1999
                                               ----------        ---------    ---------       ---------
Increase in net assets
 from operating activities, net               $    114,000       $ 229,000    $  213,000      $ 200,000



Increase (decrease) in net assets from
 liquidating activities, net                     (5,830,000)       136,000      (251,000)      (154,000)
                                              -------------      ---------    ----------      ---------


Net increase (decrease) in assets
 in liquidation                               $ (5,716,000)      $ 365,000    $  (38,000)     $  46,000
                                              =============      =========    ==========      =========

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1999 of Cooper Village Partners, and the changes of net assets in liquidation for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles applied on the basis of accounting as discussed in note 2.



                                       KPMG LLP


Orange County, California
March 24, 1999

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                              DECEMBER 31,
ASSETS (Liquidation Basis):                       1999
---------------------------                   -----------
Property                                      $        --

Cash and cash equivalents                              --
Accounts receivable                                    --
Other assets                                           --
                                              -----------

   Total Assets                                        --
                                              -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities               --
Accrued expenses for liquidation                       --
                                              -----------

   Total Liabilities                                   --
                                              -----------

Net Assets in Liquidation                     $        --
                                              ===========

   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                1999             1998
                                            -----------       -----------
Net assets in liquidation at
 beginning of year                          $ 5,885,000       $ 6,359,000
                                            -----------       -----------
Increase (decrease) during
 Year:
Operating activities:
   Property operating income, net               491,000           650,000
   Interest income                               66,000            16,000
   General and administrative
   expenses                                     (41,000)          (47,000)
   Leasing commissions                           (6,000)          (39,000)
                                            -----------       -----------

                                                510,000           580,000
                                            -----------       -----------

Liquidating activities:
   Adjustment to carrying value
    of property in liquidation                       --          (564,000)
    gain from sale of real estate               453,000                --
   Decrease in liquidation
   accrual                                        9,000                --
   Distributions to partners                 (6,857,000)         (490,000)
                                            -----------       -----------

                                             (6,395,000)       (1,054,000)

Net decrease in assets in                    (5,885,000)         (474,000)
                                            -----------       -----------
 liquidation

Net assets in liquidation at
 end of year                                $        --       $ 5,885,000
                                            ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(1)    Organization

       Cooper Village Partners, (the "Partnership") was formed on December 18, 1987 under the laws of the State of California. The General Partners of the Partnership are Damson Birtcher Realty Income Fund II, Limited Partnership ("Fund II") and Real Estate Income Partners III, Limited Partnership ("Fund III"). During 1987 and 1988, The Partnership acquired Cooper Village Shopping Center in Mesa, Arizona. In connection with this acquisition, Fund II and Fund III contributed capital of $5,937,000 (58%) and $4,300,000 (42%), respectively. Fund II and Fund III share in the profits, losses and distributions of the Partnership in proportion to their respective ownership interests. The Partnership maintained its accounting records and prepared its financial statements in accordance with generally accepted accounting principles.

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

       The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years, therefore, is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership as liquidated. Prior financial statements reflect the Partnership as a going concern.

       As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1997 and 1998 and was sold on September 21, 1999. See Note 4 for a description of the transaction.

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

       Cooper Village Shopping Center was sold on September 21, 1999 (see Note
       4) and the Partnership's assets were distributed to Fund II and Fund III upon dissolution of the Partnership prior to December 31, 1999.

       Segment Reporting

       Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.

       Revenue Recognition

       Rental income was recognized according to the lease terms.

       Income Taxes

       Income taxes were levied at the Partnership level, therefore, no provision or liability for Federal and State income taxes was reflected in the accompanying financial statements.

       Below are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31, 1999:

                                           1999

                             GAAP BASIS        TAX BASIS
                           (LIQUIDATION)      (UNAUDITED)
                           -------------      -----------
      Total Assets         $         --       $        --

      Total Liabilities
                           $         --       $        --

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Income Taxes (Cont'd.)

       Following are the differences between Financial Statement and tax return income:

                                                     1999              1998
                                                     ----              ----
Change in net assets in
liquidation from operating
activities including
adjustment to carrying value
of real estate                                  $   510,000       $    16,000


Depreciation differences on
investments in real estate                         (212,000)         (221,000)

Adjustment to carrying value of
property in liquidation                                  --           564,000

Loss on sale of property in excess of
book value                                       (1,339,000)               --

Other                                                 6,000           (72,000)
                                                -----------       -----------

Taxable income per Federal tax return
(unaudited)                                     $(1,035,000)      $   287,000
                                                ===========       ===========

(3)    Transactions with Affiliates

       The Partnership had no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates performed services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates were reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1999 and 1998, the Partnership was charged with approximately $1,000 and $1,000, respectively, of such expenses.

       An affiliate of the General Partner of Fund II and Fund III provided property management services with respect to the Partnership's property and received a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 in 1999, and $53,000 in 1998. In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $34,000 in 1999 and $37,000 in 1998, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

       The amended Partnership Agreements for Fund II and Fund III provided for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .45% (.55% in 1998) of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1999 and 1998, amounted to $18,000 and $35,000, respectively.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)    Transactions with Affiliates (Cont'd.)

       In addition, the amended Partnership Agreements for Fund II and Fund III provided for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1999 and 1998, amounted to $2,000 and $4,000, respectively.

(4)    Gain from Sale of Real Estate

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

              -      Ronald E. Birtcher, Co-Chairman of the Board

              -      Arthur B. Birtcher, Co-Chairman of the Board

              -      Robert M. Anderson, Executive Director

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 2000.

                                                YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                           2000          1999          1998
                                         --------      --------      --------
General Partner's 1% share of
  distributable cash                     $     --      $  7,000      $  8,000
Asset management fees                          --        37,000        53,000
Property management fees                       --        49,000        55,000
Disposition fees                               --       266,000            --
Leasing fees                                1,000        12,000        17,000
Property management expense
  reimbursements                               --        31,000        39,000
Other expense reimbursements               12,000        69,000        88,000
                                         --------      --------      --------

TOTAL                                    $ 13,000      $471,000      $260,000
                                         ========      ========      ========

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, Birtcher/Liquidity Properties, a California general partnership, was the beneficial owner of certain limited partnership interests, as follows:

  Title of         Name and address of           Amount and nature of Percent
   Class            beneficial owner             beneficial ownership(1)            of Class
   -----            ----------------             ------------------------           --------
Limited            Birtcher/Liquidity
Partnership         Properties                          $27,663,966                 43.54%
Interests(2)       27611 La Paz Road
                   Laguna Niguel, CA

(1)  Based upon original invested capital.

(2)  Residual interest in any derivative action.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1, 3 and 4 to the Financial Statements in
Item 8, which information is incorporated herein by reference.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP

                                     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

a)     1. and 2.  Financial Statements:

       See accompanying Index to Financial Statements, which information is incorporated herein by reference.

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

Item 14. EXHIBITS REPORTS ON FORM 8-K (Cont'd.)

       10.     Material Contracts (Cont'd.)

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

b)     Reports on Form 8-K:

       None filed during the year ended December 31, 2000.

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

                                         By:  BIRTCHER LIMITED,
                                              a California limited partnership,
                                              General Partner of Birtcher
                                              Investments

                                              By:  BREICORP,
                                                   a California corporation,
                                                   formerly known as Birtcher
                                                   Real Estate Inc., General
                                                   Partner of Birtcher Limited

Date:    March 30, 2001                            By:  /s/Robert M. Anderson
                                                        ------------------------
                                                        Robert M. Anderson
                                                        Executive Director
                                                        BREICORP

                              By:  LF Special Fund I, L.P.,
                                   a California limited partnership

                                   By: Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General Partner
                                       of LF Special Fund I, L.P.

Date:    March 30, 2001                By: /s/ Brent R. Donaldson
                                           -------------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.

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

     Signature                            Capacity                           Date
     ---------                            --------                           ----
/s/ Arthur B. Birtcher              Co-Chairman of the Board -          March 30, 2001
----------------------              BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher              Co-Chairman of the Board -          March 30, 2001
----------------------              BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack              Chairman of Liquidity Fund          March 30, 2001
----------------------              Asset Management, Inc.
Richard G. Wollack