Form 10-Q
period 2001-03-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2001-05-14
CIK 785566

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended               March 31, 2001
                  ---------------------------------------------------------

Commission file number             0-16027
                       ----------------------------------------------------


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3341425
 -----------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California      92607-0009
----------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)


                                 (949) 643-7700
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX


                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Statements of Net Assets in Liquidation - March 31, 2001
             (Unaudited) and December 31, 2000 (Audited) ...........................     3

             Statements of Changes of Net Assets in Liquidation -
             Three Months Ended March 31, 2001 and 2000 (Unaudited) ................     4

             Notes to Financial Statements (Unaudited) .............................     5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations .........................     9

Item 3.  Quantitative and Qualitative Market Risk Disclosures ......................    11

PART II. OTHER INFORMATION .........................................................    12

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                  March 31,         December 31,
                                                    2001               2000
                                                 ----------         ----------
ASSETS (Liquidation Basis):                     (unaudited)
Cash and cash equivalents                        $3,059,000         $5,233,000
Receivables, net                                     28,000             74,000
                                                 ----------         ----------

    Total Assets                                  3,087,000          5,307,000
                                                 ----------         ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                    --          2,107,000
Accounts payable and accrued liabilities             36,000            110,000
Accrued expenses for liquidation                    449,000            532,000
                                                 ----------         ----------

    Total Liabilities                               485,000          2,749,000
                                                 ----------         ----------

Net Assets in Liquidation                        $2,602,000         $2,558,000
                                                 ==========         ==========





   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                   2001                  2000
                                                -----------          -----------
Net assets in liquidation at
 beginning of period                            $ 2,558,000          $ 6,874,000
                                                -----------          -----------

Increase during period:
  Operating activities-
    Interest income                                  44,000               96,000
                                                -----------          -----------

                                                     44,000               96,000
                                                -----------          -----------

Liquidating activities:
     Distributions to partners                           --           (1,752,000)
     Provision for liquidation expenses                  --              (24,000)
                                                -----------          -----------

                                                         --           (1,776,000)
                                                -----------          -----------

Net increase (decrease) in assets
 in liquidation                                      44,000           (1,680,000)
                                                -----------          -----------

Net assets in liquidation at
 end of period                                  $ 2,602,000          $ 5,194,000
                                                ===========          ===========






   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)     Accounting Policies

        The financial statements of Real Estate Income Partners III, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

        The Partnership uses the liquidation basis of accounting.

        Sale of the Properties

        During the year ended December 31, 1999, the Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions.

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 2001 and 2000, the Partnership incurred approximately $4,000 and $4,000, respectively, of such expenses.

        The amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 2001 and 2000, amounted to $0 and $1,000, respectively. Due to the sale of all of the Partnership's properties, it no longer pays leasing fees.

(3)     Commitments and Contingencies

        Litigation

        So far as is known to the General Partner, the Partnership is not subject to any material pending legal proceedings, except for the following:

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

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 44% of the interests (including the Grape Settlement) in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,107,000. It has been paid in full as of March 31, 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff has filed responsive papers. The court has not yet set a hearing date for this motion.

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. The court has set a status conference for May 25, 2001.

        As noted above, limited partners holding 44% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of March 31, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the General Partner's liability insurance. During the three months ended March 31, 2001, the Partnership incurred $83,000 of such expenses.

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the ongoing litigation discussed in note 3. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through December 31, 2001). Such costs are unknown and are not estimable at this time.

        The Partnership is seeking reimbursement of certain litigation expenses and indemnity for any potential liability from its insurers. To date, the insurers have refused to reimburse any expenses and have denied coverage for potential liability, subject to a reservation of rights to reconsider their decision.

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

        Other Matters

        The Partnership made no regular distributions during the year ended December 31, 2000 or during the three months ended March 31, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park, Creek Edge Business Park and the Partnership's 42% interest in Cooper Village. In March 2000, the Partnership made another special distribution of $1,752,000 from a portion of the remaining sales proceeds it had been holding in reserve.

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

        The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,107,000. It has been paid in full as of March 31, 2001.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Liquidity and Capital Resources (Cont'd.)

        Other Matters (Cont'd.)

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

        Results of Operations for the Three Months Ended March 31, 2001

        During the last half of 1999, the Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

        For the three months ended March 31, 2001, interest income was approximately $44,000 as compared to $96,000 for the three months ended March 31, 2000. The decrease in interest income was reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offer to settle.

        Accrued expenses for liquidation as of March 31, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation and the provision for liquidation expenses was accordingly adjusted to reflect the revised estimates.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three Months Ended March 31, 2001
        (Cont'd.)

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through December 31, 2001). Such costs are unknown and are not estimable at this time.

        Liquidation expenses incurred for the three months ended March 31, 2001 and 2000, included charges of $4,000 and $6,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three months ended March 31, 2001 and 2000, are direct charges of $79,000 and $70,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.


ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        As of March 31, 2001, the Partnership had cash equivalents of $2,852,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP




                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        So far as is known to the General Partner, the Partnership is not subject to any material pending legal proceedings, except for the following:

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

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 44% of the interests (including the Grape Settlement) in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,107,000. It has been paid in full as of March 31, 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff has filed responsive papers. The court has not yet set a hearing date for this motion.

        Madison Partnership and ISA Partnership Litigation

        On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California (Case No. 807644) against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II,

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 1. LEGAL PROCEEDINGS (Cont'd.)

        Madison Partnership and ISA Partnership Litigation (Cont'd.)

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. The court has set a status conference for May 25, 2001.

        As noted above, limited partners holding 44% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits:

                None.

        b)      Reports on Form 8-K:

                None filed in the quarter ended March 31, 2001.

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


By: BIRTCHER/LIQUIDITY                  By: BIRTCHER INVESTORS,
    PROPERTIES                              a California limited partnership
    (General Partner)

                                            By: BIRTCHER INVESTMENTS,
                                                a California general partnership,
                                                General Partner of Birtcher Investors

                                                By: BIRTCHER LIMITED,
                                                    a California limited partnership,
                                                    General Partner of Birtcher Investments

                                                    By: BREICORP,
                                                        a California corporation,
                                                        formerly known as Birtcher
                                                        Real Estate Inc., General
                                                        Partner of Birtcher Limited

Date: May 14, 2001                                      By: /s/ Robert M. Anderson
                                                            ---------------------
                                                            Robert M. Anderson
                                                            Executive Director
                                                            BREICORP

                                        By: LF Special Fund I, L.P.,
                                            a California limited partnership

                                            By: Liquidity Fund Asset Management, Inc.,
                                                a California corporation, General
                                                Partner of LF Special Fund I, L.P.

Date: May 14, 2001                              By: /s/ Brent R. Donaldson
                                                    ----------------------
                                                    Brent R. Donaldson
                                                    President
                                                    Liquidity Fund Asset Management, Inc.