Form 10-Q
period 2001-06-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2001-08-14
CIK 785566

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    ----------------------------------------


For Quarter Ended                  June 30, 2001
                    -----------------------------------------------------


Commission file number                0-16027
                       --------------------------------------------------


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                             13-3341425
          ---------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)


     27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California 92607-0009
     -----------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)


                                 (949) 643-7700
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes [X]     No [ ]

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                      INDEX


                                                                                                      Page
                                                                                                      ----
      PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

                  Statements of Net Assets in Liquidation - June 30, 2001
                  (Unaudited) and December 31, 2000 (Audited)........................................   3

                  Statements of Changes of Net Assets in Liquidation -
                  Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)......................   4

                  Notes to Financial Statements (Unaudited)..........................................   5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................   9

      Item 3.  Quantitative and Qualitative Market Risk Disclosures..................................  11

      PART II. OTHER INFORMATION.....................................................................  12

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                 June 30,        December 31,
                                                   2001              2000
                                                ----------       ------------
ASSETS (Liquidation Basis):                     (unaudited)
Cash and cash equivalents                       $3,032,000        $5,233,000
Receivables, net                                    24,000            74,000
                                                ----------        ----------

   Total Assets                                  3,056,000         5,307,000
                                                ----------        ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                   --         2,107,000
Accounts payable and accrued liabilities            50,000           110,000
Accrued expenses for liquidation                   651,000           532,000
                                                ----------        ----------

   Total Liabilities                               701,000         2,749,000
                                                ----------        ----------

Net Assets in Liquidation                       $2,355,000        $2,558,000
                                                ==========        ==========




   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           JUNE 30,                          JUNE 30,
                                 ----------------------------      ----------------------------
                                    2001             2000             2001             2000
                                 -----------      -----------      -----------      -----------
Net assets in liquidation at
 beginning of period             $ 2,602,000      $ 5,194,000      $ 2,557,000      $ 6,873,000
                                 -----------      -----------      -----------      -----------
Increase during period:
 Operating activities:
   Interest income                    36,000           87,000           81,000          182,000
                                 -----------      -----------      -----------      -----------

Liquidating activities:
   Distributions to partners              --               --               --       (1,752,000)
   Provision for liquidation
    expenses                        (283,000)           6,000         (283,000)         (16,000)
                                 -----------      -----------      -----------      -----------

                                    (283,000)           6,000         (283,000)      (1,768,000)
                                 -----------      -----------      -----------      -----------
Net increase (decrease) in
 Assets in liquidation              (247,000)          93,000         (202,000)      (1,586,000)
                                 -----------      -----------      -----------      -----------

Net assets in liquidation at
 end of period                   $ 2,355,000      $ 5,287,000      $ 2,355,000      $ 5,287,000
                                 ===========      ===========      ===========      ===========



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

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 2001 and 2000, the Partnership incurred approximately $2,000 and $1,000, respectively, of such expenses. For the six months there ended, such expenses were $6,000 and $5,000, respectively.

        The amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended June 30, 2001 and 2000, amounted to $0 and $0, respectively, and for the six months there ended, such fees were $0 and $1,000, respectively. Due to the sale of all of the Partnership's properties, it no longer pays leasing fees, property management fees and reimbursements or asset management fees to the General Partner.

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

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 44% of the interests (including the Grape Settlement(including the Grape Settlement, see Form 10-K for the year ended December 31, 2000) in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer was approximately $2,107,000. It was paid in full in January 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument on the matter, and has taken the matter under submission.

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. At a status conference on May 25, 2001, the plaintiffs asked for the court to set a trial date approximately one year later. The court set the trial for May 6, 2002.

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion is currently scheduled to be heard on September 11, 2001.

        As noted above, limited partners holding 44% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of June 30, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and six months ended June 30, 2001, the Partnership incurred $81,000 and $164,000, respectively, of such expenses.

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the ongoing litigation discussed in note 3. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

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

        Other Matters

        The Partnership made no regular distributions during the year ended December 31, 2000 or during the three and six months ended June 30, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park, Creek Edge Business Park and the Partnership's 42% interest in Cooper Village. In March 2000, the Partnership made another special distribution of $1,752,000 from a portion of the remaining sales proceeds it had been holding in reserve.

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

        The aggregate distribution in connection with the December 12, 2000 offer was approximately $2,107,000. It was paid in full in January 2001.

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

        Results of Operations for the Three and Six Months Ended June 30, 2001

        During the last half of 1999, the Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

        For the three months ended June 30, 2001, interest income was approximately $36,000 as compared to $87,000 for the three months ended June 30, 2000. For the six months there ended, interest income amounted to $81,000 and $182,000, respectively. The decreases in interest income were reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offer to settle and a lower rate-of-return on Certificates of Deposit.

        Accrued expenses for liquidation as of June 30, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing litigation, the General Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. At June 30, 2001, the provision for liquidation expenses was increased by $283,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 1, Legal Proceedings, for further discussion).

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

                        REAL ESTATE INCOME PARTNERS III,
                               LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three and Six Months Ended June 30, 2001 (Cont'd.)

        Liquidation expenses incurred for the three months ended June 30, 2001 and 2000, included charges of $2,000 and $1,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Such charges amounted to $6,000 and $5,000, respectively, for the six months there ended. Also included in liquidation expenses incurred for the three months ended June 30, 2001 and 2000, are direct charges of $79,000 and $57,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs. For the six months there ended, the Partnership incurred direct charges of $164,000 and $127,000, respectively. The increase in these charges has primarily been the cost of legal services incurred as a result of the ongoing litigation.


ITEM 3.     QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        As of June 30, 2001, the Partnership had cash equivalents of $2,891,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 44% of the interests (including the Grape Settlement(including the Grape Settlement, see Form 10-K for the year ended December 31, 2000) in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer was approximately $2,107,000. It was paid in full in January 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument on the matter, and has taken the matter under submission.

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. At a status conference on May 25, 2001, the plaintiffs asked for the court to set a trial date approximately one year later. The court set the trial for May 6, 2002.

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion is currently scheduled to be heard on September 11, 2001.

        As noted above, limited partners holding 44% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            None.

        b)  Reports on Form 8-K:

            None filed in the quarter ended June 30, 2001.

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

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher Investments

                                          By: BREICORP,
                                              a California corporation,
                                              formerly known as Birtcher
                                              Real Estate Inc., General
                                              Partner of Birtcher Limited

Date: August 14, 2001                         By: /s/ Robert M. Anderson
                                                  ------------------------------
                                                  Robert M. Anderson
                                                  Executive Director
                                                  BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date: August 14, 2001                By: /s/ Brent R. Donaldson
                                         ---------------------------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.