Form 10-Q
period 2001-09-30
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2001-11-14
CIK 785566

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended      September 30, 2001
                  --------------------------------


Commission file number      0-16027
                       -------------------


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                         13-3341425
       -------------------------------------------------------------------
             (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)         Identification No.)


     27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California 92607-0009
--------------------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)


                                 (949) 643-7700
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Statements of Net Assets in Liquidation - September 30, 2001
            (Unaudited) and December 31, 2000 (Audited)...........................  3

            Statements of Changes of Net Assets in Liquidation -
            Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)...  4

            Notes to Financial Statements (Unaudited).............................  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................  9

Item 3.  Quantitative and Qualitative Market Risk Disclosures..................... 11

PART II. OTHER INFORMATION........................................................ 12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                  September 30,      December 31,
                                                      2001               2000
                                                  --------------     ------------
                                                   (unaudited)
ASSETS (Liquidation Basis):

Cash and cash equivalents                           $3,017,000        $5,233,000
Receivables, net                                        19,000            74,000
                                                    ----------        ----------
   Total Assets                                      3,036,000         5,307,000
                                                    ----------        ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                     --           2,107,000
Accounts payable and accrued liabilities                74,000           110,000
Accrued expenses for liquidation                       627,000           532,000
                                                    ----------        ----------
   Total Liabilities                                   701,000         2,749,000
                                                    ----------        ----------
Net Assets in Liquidation                           $2,335,000        $2,558,000
                                                    ==========        ==========


   The accompanying notes are an integral part of these financial statements.

              REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                    2001             2000             2001            2000
                                 -----------      -----------      -----------      -----------
Net assets in liquidation at
 beginning of period             $ 2,355,000      $ 5,287,000      $ 2,558,000      $ 6,873,000
                                 -----------      -----------      -----------      -----------
Increase during period:
 Operating activities:
   Interest income                    30,000           80,000          110,000          263,000
                                 -----------      -----------      -----------      -----------

Liquidating activities:
   Distributions to partners            --               --               --         (1,752,000)
   Provision for liquidation
    expenses                         (50,000)         (33,000)        (333,000)         (50,000)
                                 -----------      -----------      -----------      -----------
                                     (50,000)         (33,000)        (333,000)      (1,802,000)
                                 -----------      -----------      -----------      -----------
Net increase (decrease) in
 assets in liquidation               (20,000)          47,000         (223,000)      (1,539,000)
                                 -----------      -----------      -----------      -----------
Net assets in liquidation at
 end of period                   $ 2,335,000      $ 5,334,000      $ 2,335,000      $ 5,334,000
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

 (2)    Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 2001 and 2000, the Partnership incurred approximately $2,000 and $6,000, respectively, of such expenses. For the nine months there ended, such expenses were $8,000 and $10,000, respectively.

        The amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 2001 and 2000, amounted to $0 and $0, respectively, and for the nine months there ended, such fees were $0 and $1,000, respectively. Due to the sale of all of the Partnership's properties, it no longer pays leasing fees, property management fees and reimbursements or asset management fees to the General Partner.

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

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion was heard on October 16, 2001. The court has taken the matter under submission.

        As noted above, limited partners holding 44% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

 (4)    Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of September 30, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and nine months ended September 30,2001, the Partnership incurred $74,000 and $238,000, respectively, of such expenses.

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

        Other Matters

        The Partnership made no regular distributions during the year ended December 31, 2000 or during the three and nine months ended September 30, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park, Creek Edge Business Park and the Partnership's 42% interest in Cooper Village. In March 2000, the Partnership made another special distribution of $1,752,000 from a portion of the remaining sales proceeds it had been holding in reserve.

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

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Liquidity and Capital Resources (Cont'd.)

        Other Matters (Cont'd.)

        As of December 31, 1999, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

        Results of Operations for the Three and Nine Months Ended September 30, 2001

        During the last half of 1999, the Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

        For the three months ended September 30, 2001, interest income was approximately $30,000 as compared to $80,000 for the three months ended September 30, 2000. For the nine months there ended, interest income amounted to $110,000 and $263,000, respectively. The decreases in interest income were reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offer to settle and lower rates-of-return on Certificates of Deposit.

        Accrued expenses for liquidation as of September 30, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing litigation, the General Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. At September 30, 2001, the provision for liquidation expenses was increased by $50,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 1, Legal Proceedings, for further discussion).

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

                        REAL ESTATE INCOME PARTNERS III,
                              LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three and Nine Months Ended September 30, 2001 (Cont'd.)

        Liquidation expenses incurred for the three months ended September 30, 2001 and 2000, included charges of $2,000 and $6,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Such charges amounted to $8,000 and $10,000, respectively, for the nine months there ended. Also included in liquidation expenses incurred for the three months ended September 30, 2001 and 2000, are direct charges of $72,000 and $46,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs. For the nine months there ended, the Partnership incurred direct charges of $230,000 and $173,000, respectively. The increase in these charges has primarily been the cost of legal services incurred as a result of the ongoing litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        As of September 30, 2001, the Partnership had cash equivalents of $2,824,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion was heard on October 16, 2001. The court has taken the matter under submission.

        As noted above, limited partners holding 44% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               None.

        b)     Reports on Form 8-K:

               None filed in the quarter ended September 30, 2001.

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

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher Investments

                                         By:  BREICORP,
                                              a California corporation,
                                              formerly known as Birtcher
                                              Real Estate Inc., General
                                              Partner of Birtcher Limited

Date: November 14, 2001                       By: /s/Robert M. Anderson
                                                  ---------------------
                                                  Robert M. Anderson
                                                  Executive Director
                                                  BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date:   November 14, 2001            By:  /s/ Brent R. Donaldson
                                          ----------------------
                                          Brent R. Donaldson
                                          President
                                          Liquidity Fund Asset Management, Inc.