Form 10-K
period 2001-12-31
REAL ESTATE INCOME PARTNERS III LTD PARTNERSHIP
filed 2002-04-01
CIK 785566

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 0-16027

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3341425 (I.R.S. Employer Identification Number)

27611 La Paz Road, Laguna Niguel, California (Address of principal executive offices)	92656 (Zip Code)

(949) 643-7700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

NONE	NONE

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s registration statement on Form S-11 (Commission File No. 33-2132), dated December 13, 1985, filed under the Securities Act of 1933 are incorporated by reference into PART IV of this report.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

PART I

Item 1. BUSINESS

Real Estate Income Partners III, Limited Partnership (the “Partnership”) was formed on December 9, 1985, under the laws of the State of Delaware. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund I, L.P., a California limited partnership, and Birtcher Investors, a California limited partnership. The Partnership is engaged in the business of acquiring and operating existing income-producing office buildings, research and development facilities, shopping centers and other commercial or industrial properties as specified in its prospectus (Commission File No. 33-2132) dated April 7, 1986, as amended.

The Partnership commenced operations on June 30, 1986. The closing for the final admission of Limited Partners to the Partnership occurred on September 30, 1987. Total limited partners’ capital contributions through that date aggregated $63,534,000, including reinvestment from prior affiliated limited partnerships.

The Partnership’s objectives in operating the properties were: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership’s capital.

The Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions during September and December 1999. See Capital Resources and Liquidity in Item 7 for further discussion.

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating the Partnership’s properties. The General Partner and its affiliates receive compensation in connection with such activities. See Item 11 and Note 4 to the Financial Statements in Item 8 for a description of such charges.

Item 2. PROPERTIES

As of December 31, 2001, all of the Partnership’s properties had been sold.

Item 3. LEGAL PROCEEDINGS

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

Bigelow — Diversified Secondary Partnership Fund 1990 litigation

On March 25, 1997, a Limited Partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Partnership consent solicitation dated February 18, 1997 relating to the proposal to liquidate the Partnership’s properties and dissolve the Partnership. On April 18, 1997, the court denied the plaintiff’s motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff’s complaint on the basis of lack of personal jurisdiction and forum non conveniens.

In September 1998, Bigelow/Diversified Secondary Partnership 1990 filed suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I,

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 3. LEGAL PROCEEDINGS (Cont’d.)

Bigelow — Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

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

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff’s complaint. On April 4, 2000, plaintiff filed its First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

In October 2000, the Partnership and the General Partner entered into a settlement agreement with Grape Investors, LLC, one of the Partnership’s limited partners, pursuant to which Grape Investors agreed to accept a distribution of its ratable share of the funds held by the Partnership to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership litigation referred to below). As the holder of an approximate 4.51% limited partner interest, Grape Investors was the single largest limited partner interest holder. The distribution to Grape was approximately $243,000.

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff’s counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partner for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. Limited partners holding approximately 43.68% of the interests (including the Grape Investors Settlement) in the Partnership settled on these terms.

The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,107,000.

On March 6, 2001, all of the defendants other than the Partnership and the general partner filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument in July 2001, and in a Memorandum Opinion dated December 4, 2001, dismissed all of the defendants (other than the Partnership and the general partner) from the breach of contract claim.

On December 4, 2001, the Partnership and the General Partner mailed to the limited partners a second offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $77 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. As of December 31, 2001, limited partners holding approximately 2.02% of the interests in the Partnership settled on these terms, and an additional 8.45% settled on February 28, 2002.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 3. LEGAL PROCEEDINGS (Cont’d.)

Bigelow — Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $509,000, of which $98,000 was paid on December 31, 2001 and $411,000 was paid on February 28, 2002. Limited partners holding a total of approximately 54.14% of the interests in the Partnership have now settled.

Madison Partnership and ISA Partnership Litigation

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp, LF Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships’ properties and to maximize the returns to the Partnerships’ limited partners. The complaint seeks unspecified monetary damages, attorneys’ fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee.

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

On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff’s claim for breach of fiduciary duty. The motion was heard on September 11, 2001. On December 4, 2001, the court granted defendants’ motion and dismissed plaintiff’s claim for breach of fiduciary duty.

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. The motion will be heard on April 2, 2002.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. Unless the case is dismissed pursuant to the motion for summary adjudication, this motion will be heard on April 9, 2002.

As noted above, limited partners holding approximately 54.14% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 5. MARKET FOR THE REGISTRANT’S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont’d.)

As of February 28, 2002, the number of holders of the Partnership’s interests is as follows:

General Partner	1
Limited Partners	3,654

3,655

Through March 2000 (operations ceased in December 1999), the Partnership made quarterly cash distributions to its partners out of distributable cash, when available, pursuant to the Partnership’s Agreement of Limited Partnership. Distributable cash from operations was generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following cash distributions to its Limited Partners:

Calendar
Quarters	2002		2001		2000		1999	1998	1997

First	$411,000	*	$2,107,000	*	$1,752,000		$153,000	$242,000	$11,944,000
Second			—		—		248,000	752,000	242,000
Third			—		—		248,000	185,000	242,000
Fourth			98,000	*	243,000	*	6,198,000	197,000	5,847,000

*     These distributions were made only to limited partners that settled claims against the Partnership as described in Item 3, Legal Proceedings.

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

In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park and the Partnership’s 42% interest in Cooper Village.

In March 2000, the Partnership made another special distribution of $1,752,000 from a portion of the remaining sales proceeds it had been holding in reserve.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 5. MARKET FOR THE REGISTRANT’S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont’d.)

As of December 31, 2001, the Partnership had sold all of its operating properties. Due to the costs of defending and the uncertainty involved with the ongoing litigation, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down, should funds be available at that time.

Item 6. SELECTED FINANCIAL DATA

Period Ended
March 31,
1997

Total Revenues	$222,000

Net Loss:
General Partner	$(6,000)
Limited Partners	(625,000)

$(631,000)

Total Distributions:
General Partner	$2,000

Limited Partners	$11,944,000

The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

					Period
					From April 1,
	Years Ended				1997 through
					December 31,
	2001	2000	1999	1998	1997

Property Operating Income, net	$—	$—	$929,000	$1,006,000	$1,099,000

Distributions to Partners	$98,000	$4,102,000	$6,854,000	$1,384,000	$6,339,000

Net Assets in Liquidation	$2,225,000	$2,558,000	$6,874,000	$12,217,000	$12,716,000

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership’s remaining three properties (including the Partnership’s interest in Cooper Village) were sold in 1999.

Working capital is and will be principally provided from the working capital reserve established by the General Partner.

The Partnership made no regular distributions during the years ended December 31, 2001 or 2000. Regular distributions for the year ended December 31, 1999, represented net cash flow from operations of the Partnership’s properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1999, the Partnership made two special distributions of $1,102,000 on December 8th and $5,096,000 on December 31st representing a portion of the sales proceeds from the sales of The Forum Office Park, Creek Edge Business Park and the Partnership’s 42% interest in Cooper Village. In March 2000, the Partnership made another special distribution of $1,752,000 from a portion of the remaining sales proceeds it has been holding in reserve. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership.

Commencing in the fourth quarter of 2000, the Partnership has made four distributions to limited partners who settled their claims against the Partnership as described in Item 3, Legal Proceedings. In the aggregate, these distributions total $2,859,000.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Capital Resources and Liquidity (Cont’d.)

The Partnership also made special distributions of $5,605,000 in October 1997 (sale of Martinazzi Square) and $11,708,000 in February 1997 (sale of Northtech).

As of December 31, 1999, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. The Partnership Agreement mandates that the General Partner provide for all of the Partnership’s liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

During the last half of 1999, the Partnership sold its three remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions, as set forth below:

Cooper Village

On September 21, 1999, the Partnership sold its 42% interest in Cooper Village Shopping Center (co-owned with an affiliated partnership), in Mesa, Arizona to Old Vine Corporation (“Old Vine”), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price for the Partnership’s 42% interest was $2,593,500.

The buyer was represented by a third-party broker in the transaction. The Partnership’s allocation of the broker commission paid was $33,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

The proceeds from the sale of Cooper Village Shopping Center were distributed to the Partnership and its affiliated partnership during the fourth quarter of 1999.

The Forum

On September 23, 1999, the Partnership sold The Forum, in Wauwatosa, Wisconsin to Rubin Pachulsky Dew Properties, LLC (“Rubin Pachulsky Dew”) for $5,350,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

Rubin Pachulsky Dew was represented by a third-party broker in the transaction. The broker was paid $53,500 from the sale proceeds. Since the sale price of The Forum exceeded the January 1, 1993 appraised value ($4,440,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of $133,750 in connection with the sale.

Rubin Pachulsky Dew hired an affiliate of Birtcher as property manager for The Forum for a fee that is approximately the same as the fee that the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for The Forum, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15%

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Capital Resources and Liquidity (Cont’d.)

The Forum (Cont’d.)

cumulative annual, return on its investment. The incentive fee, if earned, is not payable until the property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

Creek Edge Business Center

On December 15, 1999, the Partnership sold Creek Edge Business Center to Investcorp Properties Limited, a Delaware Corporation (“Buyer”), for a sale price of $5,300,000. Affiliates of the Buyer have had a pre-existing relationship with affiliates of Birtcher Investors for more than 20 years. In fact, an affiliate of the Buyer initially sold Creek Edge to the Partnership, and subsequently contracted with the General Partner to perform property management services at Creek Edge on behalf of the Partnership.

An affiliate of Buyer acted as buyer’s broker in the transaction, and was paid a brokerage commission of $159,000 at closing. In addition, the General Partner earned and was paid a disposition fee of $132,500 in connection with the transaction. Buyer did not hire the General Partner or any of its affiliates to perform asset management or property management services for this property after close of the sale.

The Partnership realized approximately $5,090,000 in distributable cash proceeds from the sale of Creek Edge after deducting for closing costs, commissions (excluding the General Partner’s disposition fee) and prorations totaling approximately $210,000.

Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership’s properties as of January 1. In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from those proposals. The General Partner utilized those averages to estimate fair value. The General Partner estimated the fair value of the Partnership’s remaining properties at January 1, 1999 to be $12,111,000, net of estimated selling costs and disposition fees.

As of December 31, 1999, the Partnership had sold all of its properties, therefore there were no properties to value as of January 1, 2001 or 2000.

Results of Operations

Year Ended December 31, 2001

During the last half of 1999, the Partnership sold its three remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 2001, interest income was approximately $130,000 as compared to $354,000 for the year ended December 31, 2000. The decrease in interest income was reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offers to settle and lower rates-of-return on Certificates of Deposit.

Accrued expenses for liquidation as of December 31, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing litigation, the General

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations (Cont’d.)

Year Ended December 31, 2001 (Cont’d.)

Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. During the year ended December 31, 2001, the provision for liquidation expenses was increased by $365,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 3, Legal Proceedings, for further discussion).

The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise from litigation. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

Liquidation expenses incurred for the years ended December 31, 2001 and 2000, included charges of $11,000 and $12,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the year ended December 31, 2001, are direct charges of $287,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs. For the year ended December 31, 2000, the Partnership incurred direct charges of $314,000. These charges are generally comparable.

Year Ended December 31, 2000

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership’s assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. During the last half of 1999, the Partnership sold its three remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 2000, interest income was $354,000. The increase in interest income was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties.

Accrued expenses for liquidation as of December 31, 2000, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner’s liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $543,000 to reflect the revised estimates.

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

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations (Cont’d.)

Year Ended December 31, 1999

Because the Partnership was in the process of liquidating its remaining assets, a comparison of the results of operations was not practical. As the Partnership’s assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of its three remaining properties (including a 42% interest in Cooper Village shopping center) in three separate transactions during the year ended December 31, 1999. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

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

The decrease in equity in earnings of Cooper Village Partners for the year ended December 31, 1999, as compared to 1998, was primarily attributable to the sale of Cooper Village Shopping Center that occurred on September 21, 1999 for a sales price of $6,175,000. The Partnership’s portion of the gain on the sale of the property was $190,000.

General and administrative expenses for the year ended December 31, 1999 include charges of $118,000 from the General Partner and its affiliates for services rendered in connection with administrating the affairs of the Partnership and operating the Partnership’s properties. Also included in general and administrative expense for the year ended December 31, 1999, are direct charges of $342,000 related to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2001, the Partnership had cash equivalents of $1,362,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-2
Financial Statements:
Statements of Net Assets in Liquidation as of December 31, 2001 and 2000	F-3
Statements of Changes of Net Assets in Liquidation for the Years Ended December 31, 2001, 2000 and 1999	F-4
Notes to Financial Statements	F-5

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

COOPER VILLAGE PARTNERS
(A General Partnership)

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report	F-14
Financial Statements:
Statement of Changes of Net Assets in Liquidation for the Year Ended December 31, 1999	F-15
Notes to Financial Statements	F-16

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

INDEPENDENT AUDITORS’ REPORT

To Birtcher/Liquidity Properties, as General Partner of
Real Estate Income Partners III, Limited Partnership:

We have audited the financial statements of Real Estate Income Partners III, Limited Partnership as listed in the accompanying index. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 2001 and 2000 of Real Estate Income Partners III, Limited Partnership, and the changes of net assets in liquidation for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting discussed in note 2.

KPMG LLP

Orange County, California
February 28, 2002

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

	December 31,	December 31,
	2001	2000

ASSETS (Liquidation Basis):
Cash and cash equivalents	$2,926,000	$5,233,000
Accounts receivable	—	74,000

Total Assets	2,926,000	5,307,000

LIABILITIES (Liquidation Basis):
Distributions payable	—	2,107,000
Accounts payable and accrued liabilities	102,000	110,000
Accrued expenses for liquidation	599,000	532,000

Total Liabilities	701,000	2,749,000

Net Assets in Liquidation	$2,225,000	$2,558,000

The accompanying notes are an integral part of these financial statements.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

	For the Years Ended December 31,

	2001	2000	1999

Net assets in liquidation at beginning of year	$2,558,000	$6,874,000	$12,217,000

Increase (decrease) during year:
Operating activities:
Property operating income, net	—	—	929,000
Interest income	130,000	354,000	110,000
General and administrative expenses	—	—	(460,000)
Leasing commissions	—	—	(27,000)
Equity in earnings of Cooper Village Partners excluding $190,000 gain from sale of Partnership’s interest in Cooper Village Shopping Center for 1999	—	—	204,000
Other expense, net	—	(25,000)	—

	130,000	329,000	756,000

Liquidating activities:
Distributions to partners	(98,000)	(4,102,000)	(6,854,000)
Gain from sales of real estate	—	—	749,000
Gain from sale of Partnership’s interest in Cooper Village Shopping Center	—	—	190,000
Provision for liquidation expenses	(365,000)	(543,000)	(184,000)

	(463,000)	(4,645,000)	(6,099,000)

Net decrease in assets in liquidation	(333,000)	(4,316,000)	(5,343,000)

Net assets in liquidation at end of year	$2,225,000	$2,558,000	$6,874,000

The accompanying notes are an integral part of these financial statements.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(1)	Organization and Operations

Real Estate Income Partners III, Limited Partnership (the “Partnership”) was formed on December 9, 1985, under the laws of the State of Delaware, for the purpose of acquiring and operating specified income-producing retail, commercial and industrial properties. The Partnership acquired its properties for cash. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund I, L.P. (“LF-I”), a California limited partnership and Birtcher Investors, a California limited partnership. Birtcher Investors, or its affiliates, provides day-to-day administration, supervision and management of the Partnership.

The Partnership’s original investment objectives contemplated that it would hold its properties for a period of at least five years, with decisions about the actual timing of property sales or other dispositions to be left to the General Partner’s discretion based on the anticipated remaining economic benefits of continued ownership and other factors.

On February 18, 1997, the General Partner mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership’s properties. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner considered several preliminary indications of interest from third parties to acquire some or all of the Partnership’s properties. Apart from the sales of Flaircentre, Northtech and Martinazzi Square, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership’s remaining properties as proposed by the potential purchasers. The Partnership’s properties were held for sale throughout 1997 and 1998. During 1999 the three remaining properties were sold (including the Partnership’s 42% interest in Cooper Village) in three separate transactions.

In accordance with the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership’s Statements of Net Assets in Liquidation at the estimated net realizable value. The General Partner estimated net realizable value by using an average of recent offers (at that time) to acquire the properties, net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

On October 19, 2000, Grape Investors, LLC (“Grape”), the holder of approximately 4.51% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled “Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation” and Madison Partnership and ISA Partnership Litigation” (the “Grape Settlement”). See Note 6.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(2)	Summary of Significant Accounting Policies

Liquidation Basis

The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership’s assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

Segment Reporting

Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.

Cash and Cash Equivalents

The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 2001 and 2000, totaled $2,885,000 and $5,114,000, respectively.

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

Following are the Partnership’s assets and liabilities as determined in accordance with generally accepted accounting principles (“GAAP”) (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

	2001		2000

	GAAP Basis	Tax Basis	GAAP Basis	Tax Basis
	(Liquidation)	(Unaudited)	(Liquidation)	(Unaudited)

Total Assets	$2,926,000	$11,408,000	$5,307,000	$13,814,000
Total Liabilities	$701,000	$102,000	$2,749,000	$2,217,000

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(2)	Summary of Significant Accounting Policies (Cont’d.)

Income Taxes (Cont’d.)

Following are the differences between Financial Statement and tax return income:

	2001	2000	1999

Change in net assets in liquidation from operating activities including adjustment to carrying value of properties	$130,000	$329,000	$756,000
Depreciation differences on investments in real estate	—	—	(631,000)
Net gain on sale of properties in excess of book value	—	—	338,000
Other	(322,000)	(350,000)	19,000

Taxable income (loss) per Federal tax return (unaudited)	$(192,000)	$(21,000)	$482,000

Earnings and Distributions Per Unit

The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a “percent of Partnership” basis, in part to accommodate reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

A Limited Partner who was charged a reduced sales commission or no sales commission was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate. As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor’s relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying Financial Statements.

Estimations

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses or changes in net assets during the reporting period. Actual results could differ from those estimates.

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

During 1987 and 1988, Cooper Village Partners (“CV Partners”), a California general partnership consisting solely of the Partnership and Damson/Birtcher Realty Income Fund-II, Limited Partnership (“Fund II”), an affiliated limited partnership, acquired Cooper Village Shopping Center. In connection therewith, the Partnership and Fund-II contributed capital of $4,300,000 (42%) and $5,937,000 (58%), respectively, and shared in the profits, losses and distributions of CV Partners in proportion to their

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(3)	Investment in Cooper Village Partners (Cont’d.)

respective ownership interests. Cooper Village Shopping Center was sold on September 21, 1999 (see Note 5) and CV Partners’ assets were distributed to the Partnership and Fund II as of December 31, 1999.

Condensed summary financial information for CV Partners is presented below.

Condensed Statements of Changes Of Net Assets in Liquidation:

Year Ended
December 31,
1999

Net Assets in Liquidation at beginning of year	$5,885,000
Increase (decrease) during Year:
Operating Activities	510,000
Liquidating Activities	(6,395,000)

Net decrease in Assets in Liquidation	(5,885,000)

Net Assets in Liquidation at end of year	$—

Cooper Village was liquidated as of December 31, 1999.

(4)	Transactions with Affiliates

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 2001, 2000 and 1999, the Partnership was charged with approximately $11,000, $12,000 and $69,000, respectively, of such expenses.

An affiliate of the General Partner provides property management services with respect to the Partnership’s properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0, $0 and $49,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, an affiliate of the General Partner received $0, $0 and $31,000, respectively, for the years ended December 31, 2001, 2000 and 1999, as reimbursement of costs for on-site property management personnel and other reimbursable costs. In addition to the aforementioned, an affiliate of the General Partner was also paid $34,000, related to the Partnership’s portion (42%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the year ended December 31, 1999.

The amended Partnership Agreement provides for the Partnership’s payment to the General Partner of an annual asset management fee equal to .25% (.35% in 2000 and .45% in 1999) of the aggregate appraised value of the Partnership’s properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 2001, 2000 and 1999, amounted to $0, $0 and $37,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space. Fees for leasing services for the year ended December 31, 2001, 2000 and 1999, amounted to $0, $1,000 and $12,000 respectively. In addition, to the aforementioned, the General Partner was also paid $0, $0 and $8,000, related to the Partnership’s portion (42%) of asset management fees for Cooper Village Partners for the years ended December 31, 2001, 2000 and 1999, respectively.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(5)	Gain from Sales of Real Estate

During the year ended December 31, 1999, the Partnership sold its three remaining properties (including its 42% interest in Cooper Village Shopping Center) in three separate transactions, as set forth below:

Cooper Village

On September 21, 1999, the Partnership sold its 42% interest in Cooper Village Shopping Center (co-owned with an affiliated partnership), in Mesa, Arizona to Old Vine Corporation (“Old Vine”), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price for the Partnership’s 42% interest was $2,593,500.

The buyer was represented by a third-party broker in the transaction. The Partnership’s allocation of the broker commission paid was $33,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

The sale of Cooper Village shopping center resulted in a gain of $190,000 (representing the Partnership’s 42% interest), which is reflected on the Statement of Changes of Net Assets in Liquidation. The Partnership’s portion of the final distribution from CV Partners was $2,811,000.

The Forum

On September 23, 1999, the Partnership sold The Forum, in Wauwatosa, Wisconsin to Rubin Pachulsky Dew Properties, LLC (“Rubin Pachulsky Dew”) for $5,350,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

Rubin Pachulsky Dew was represented by a third-party broker in the transaction. The broker was paid $53,500 from the sale proceeds. Since the sale price of The Forum exceeded the January 1, 1993 appraised value ($4,440,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of $133,750 in connection with the sale.

Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for The Forum for a fee that is approximately the same as the fee that the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for The Forum, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% date of purchase, whichever comes first. The incentive fee, if earned, is not payable until the property is sold or four years from the date of purchase, whichever is first.

The sale of The Forum resulted in a gain of $197,000, which is reflected on the Statement of Changes of Net Assets in Liquidation.

Creek Edge

On December 15, 1999, the Partnership sold Creek Edge Business Center to Investcorp Properties Limited, a Delaware Corporation (“Buyer”), for a sale price of $5,300,000. Affiliates of the Buyer have had a pre-existing relationship with affiliates of Birtcher Investors for more than 20 years. In fact, an affiliate of the Buyer initially sold Creek Edge to the Partnership, and subsequently contracted with the General Partner to perform property management services at Creek Edge on behalf of the Partnership.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(5)	Gain from Sales of Real Estate (Cont’d.)

Creek Edge (Cont’d.)

An affiliate of Buyer acted as buyer’s broker in the transaction, and was paid a brokerage commission of $159,000 at closing. In addition, the General Partner earned and was paid a disposition fee of $132,500 in connection with the transaction. Buyer did not hire the General Partner or any of its affiliates to perform asset management or property management services for this property after close of the sale.

The sale of Creek Edge resulted in a gain of $552,000, which is reflected on the Statement of Changes of Net Assets in Liquidation.

(6)	Commitments and Contingencies

Litigation

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

Bigelow — Diversified Secondary Partnership Fund 1990 litigation

On March 25, 1997, a Limited Partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Partnership consent solicitation dated February 18, 1997 relating to the proposal to liquidate the Partnership’s properties and dissolve the Partnership. On April 18, 1997, the court denied the plaintiff’s motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff’s complaint on the basis of lack of personal jurisdiction and forum non conveniens.

In September 1998, Bigelow/Diversified Secondary Partnership 1990 filed suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County.

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff’s complaint. On April 4, 2000, plaintiff filed its First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

In October 2000, the Partnership and the General Partner entered into a settlement agreement with Grape Investors, LLC, one of the Partnership’s limited partners, pursuant to which Grape Investors agreed to accept a distribution of its ratable share of the funds held by the Partnership to

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(6)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Bigelow — Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership litigation referred to below). As the holder of an approximate 4.51% limited partner interest, Grape Investors was the single largest limited partner interest holder.

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff’s counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $85 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partner for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. Limited partners holding approximately 43.68% of the interests (including the Grape Investors Settlement) in the Partnership settled on these terms.

The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,107,000.

On March 6, 2001, all of the defendants other than the Partnership and the general partner filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument in July 2001, and in Memorandum Opinion dated December 4, 2001, dismissed all of the defendants (other than the Partnership and general partner) from the breech of contract claim.

On December 4, 2001, the Partnership and the General Partner mailed to the limited partners a second offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $77 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. As of December 31, 2001, limited partners holding approximately 2.02% of the interests in the Partnership settled on these terms, and an additional 8.45% settled on February 28, 2002.

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $509,000, of which $98,000 was paid on December 31, 2001 and $411,000 was paid on February 28, 2002. Limited partners holding a total of 54.14% of the interests in the Partnership have now settled.

Madison Partnership and ISA Partnership Litigation

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp, LF Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(6)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Madison Partnership and ISA Partnership Litigation (Cont’d.)

Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships’ properties and to maximize the returns to the Partnerships’ limited partners. The complaint seeks unspecified monetary damages, attorneys’ fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee.

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

On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff’s claim for breach of fiduciary duty. The motion was heard on September 11, 2001. On December 4, 2001, the court granted defendants’ motion and dismissed plaintiff’s claim for breach of fiduciary duty.

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. The motion will be heard on April 2, 2002.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. Unless the case is dismissed pursuant to the motion for summary adjudication, this motion will be heard on April 9, 2002.

As noted above, limited partners holding approximately 54.14% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

(7)	Accrued Expenses for Liquidation

Accrued expenses for liquidation as of December 31, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner’s liability insurance. During the year ended December 31, 2001, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $365,000 to reflect the revised estimates.

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

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(8)	Quarterly Results of Operations (Unaudited)

	For the Quarters ended

	12/31/2001	9/30/2001	6/30/2001	3/31/2001

Increase in net assets from operating activities, net	$19,000	$30,000	$36,000	$45,000
Decrease in net assets from liquidating activities, net	(130,000)	(50,000)	(283,000)	—

Net increase (decrease) in assets in liquidation	$(111,000)	$(20,000)	$(247,000)	$45,000

	For the Quarters ended

	12/31/2000	9/30/2000	6/30/2000	3/31/2000

Increase in net assets from operating activities, net	$66,000	$80,000	$87,000	$96,000
Increase (decrease) in net assets from liquidating activities, net	(2,842,000)	(33,000)	6,000	(1,776,000)

Net increase (decrease) in assets in liquidation	$(2,776,000)	$47,000	$93,000	$(1,680,000)

(9)	Subsequent Event

On February 28, 2002, the Partnership made a distribution of $411,000, in connection with the December 4, 2001 offer to the limited partners who settled after December 28, 2001. As of February 28, 2002 and since December 28, 2001, limited partners holding an additional 8.45% of the interests in the Partnership settled on these terms (approximately $77 per $1,000 of original investment interest, plus a nominal payment of $1.00 from the General Partner), in exchange for assignment of all of the settling limited partner’s interest in the Partnership to the General Partner. As of February 28, 2002, limited partners holding a total aggregate of 54.14% have settled all of their claims against the General Partner and its affiliates.

COOPER VILLAGE PARTNERS
(a General Partnership)

INDEPENDENT AUDITORS’ REPORT

To Damson/Birtcher Realty Income Fund-II, Limited Partnership and
Real Estate Income Partners III, Limited Partnership as
General Partners of Cooper Village Partners:

We have audited the financial statement of Cooper Village Partners, a general partnership, as listed in the accompanying index. This financial statement is the responsibility of the Partnership’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the changes of net assets in liquidation of Cooper Village Partners for the year ended December 31, 1999, in conformity with generally accepted accounting principles applied on the basis of accounting as discussed in note 2.

KPMG LLP

Orange County, California
March 24, 2000

COOPER VILLAGE PARTNERS
(a General Partnership)

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

1999

Net assets in liquidation at beginning of year	$5,885,000

Increase (decrease) during Year:
Operating activities:
Property operating income, net	491,000
Interest income	66,000
General and administrative expenses	(41,000)
Leasing commissions	(6,000)

510,000

Liquidating activities:
Gain from sale of real estate	453,000
Decrease in liquidation accrual	9,000
Distributions to partners	(6,857,000)

(6,395,000)

Net decrease in assets in liquidation	(5,885,000)

Net assets in liquidation at end of year	$—

The accompanying notes are an integral part of these financial statements.

COOPER VILLAGE PARTNERS
(a General Partnership)

NOTES TO FINANCIAL STATEMENTS

(1)	Organization

Cooper Village Partners, (the “Partnership”) was formed on December 18, 1987 under the laws of the State of California. The General Partners of the Partnership are Damson Birtcher Realty Income Fund II, Limited Partnership (“Fund II”) and Real Estate Income Partners III, Limited Partnership (“Fund III”). During 1987 and 1988, The Partnership acquired Cooper Village Shopping Center in Mesa, Arizona. In connection with this acquisition, Fund II and Fund III contributed capital of $5,937,000 (58%) and $4,300,000 (42%), respectively. Fund II and Fund III share in the profits, losses and distributions of the Partnership in proportion to their respective ownership interests. The Partnership maintained its accounting records and prepared its financial statements in accordance with generally accepted accounting principles.

On February 18, 1997, the General Partners mailed a Consent Solicitation to the Limited Partners of Funds II and III which sought their consent to dissolve those Partnerships and sell and liquidate all of their remaining properties (including the Partnership’s property) as soon as practicable, consistent with obtaining reasonable value for the Partnership’s property. A majority in interest of the Limited Partners of Funds II and III consented by March 13, 1997. As a result, the General Partners, as well as the Partnership, adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership’s property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership’s property. The Partnership’s sole property was held for sale throughout 1997 and 1998 and was sold on September 21, 1999. See Note 4 for a description of the transaction.

In accordance with the liquidation basis of accounting (see Note 2), the carrying value of the Partnership’s property was evaluated to ensure it was carried on the Partnership’s Statements of Net Assets in Liquidation at net realizable value. The General Partners estimated net realizable value for this purpose by using an average of the offers it had received to acquire Cooper Village Shopping Center net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998.

(2)	Summary of Significant Accounting Policies

Liquidation Basis

The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership’s assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

Cooper Village Shopping Center was sold on September 21, 1999 (see Note 4) and the Partnership’s assets were distributed to Fund II and Fund III upon dissolution of the Partnership prior to December 31, 1999.

Segment Reporting

Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.

COOPER VILLAGE PARTNERS
(a General Partnership)

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(2)	Summary of Significant Accounting Policies (Cont’d.)

Revenue Recognition

Rental income was recognized according to the lease terms.

Income Taxes

Income taxes were levied at the Partnership level, therefore, no provision or liability for Federal and State income taxes was reflected in the accompanying financial statements.

Following are the differences between Financial Statement and tax return income:

1999

Change in net assets in liquidation from operating activities including adjustment to carrying value of real estate	$510,000
Depreciation differences on investments in real estate	(212,000)
Loss on sale of property in excess of book value	(1,339,000)
Other	6,000

Taxable income per Federal tax return (unaudited)	$(1,035,000)

(3)	Transactions with Affiliates

The Partnership had no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates performed services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates were reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the year ended December 31, 1999, the Partnership was charged with approximately $1,000 of such expenses.

An affiliate of the General Partner of Fund II and Fund III provided property management services with respect to the Partnership’s property and received a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 in 1999. In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $34,000 in 1999 as reimbursement of costs for on-site property management personnel and other reimbursable costs.

The amended Partnership Agreements for Fund II and Fund III provided for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .45% of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1999, amounted to $18,000.

In addition, the amended Partnership Agreements for Fund II and Fund III provided for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 1999 amounted to $2,000.

(4)	Gain from Sale of Real Estate

On September 21, 1999, the Partnership sold Cooper Village Shopping Center, in Mesa, Arizona to Old Vine Corporation (“Old Vine”), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $6,175,000.

COOPER VILLAGE PARTNERS
(a General Partnership)

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(4)	Gain from Sale of Real Estate (Cont’d.)

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

PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership and the General Partner have no directors or executive officers. The General Partner of the Partnership is Birtcher/Liquidity Properties, a California general partnership of which Birtcher Investors, a California limited partnership, and LF Special Fund I, L.P., a California limited partnership, are the general partners. Under the terms of the Partnership Agreement, Birtcher Investors is responsible for the day-to-day management of the Partnership’s assets.

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

•	Richard G. Wollack, Chairman of the Board

•	Brent R. Donaldson, President

•	Deborah M. Richard, Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments’ general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

•	Ronald E. Birtcher, Co-Chairman of the Board

•	Arthur B. Birtcher, Co-Chairman of the Board

•	Robert M. Anderson, Executive Director

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 2001.

	Years Ended December 31,

	2001	2000	1999

General Partner’s 1% share of distributable cash	$—	$—	$7,000
Asset management fees	—	—	37,000
Property management fees	—	—	49,000
Disposition fees	—	—	266,000
Leasing fees	—	1,000	12,000
Property management expense reimbursements	—	—	31,000
Other expense reimbursements	11,000	12,000	69,000

TOTAL	$11,000	$13,000	$471,000

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, Birtcher/Liquidity Properties, a California general partnership, was the beneficial owner of certain limited partnership interests, as follows:

Title of	Name and address of	Amount and nature of	Percent
Class	beneficial owner	beneficial ownership (1)	of Class

Limited Partnership Interests (2)	Birtcher/Liquidity Properties 27611 La Paz Road Laguna Niguel, CA	$29,031,000	45.70%

(1)	Based upon original invested capital.

(2)	Residual interest in any derivative action.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1, 3 and 4 to the Financial Statements in Item 8, which information is incorporated herein by reference.

PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

a)	1. and 2. Financial Statements:

See accompanying Index to Financial Statements, which information is incorporated herein by reference.

3.	Exhibits:

Articles of Incorporation and Bylaws

(a)	Agreement of Limited Partnership incorporated by reference to Exhibit No. 3.1 to the Partnership’s registration statement on Form S-11 (Commission File No. 33-2132), dated December 13, 1985, filed under the Securities Act of 1933.

10.	Material Contracts

(a)	Agreement of Purchase and Sale of Real Property (Cooper Village, Phase I) dated November 13, 1987, by and between Broadway Village Partners and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 30, 1987.

(b)	Agreement of General Partnership, dated December 15, 1987, by and between Damson/Birtcher Realty Income Fund-II, Limited Partnership and Real Estate Income Partners III, Limited Partnership, incorporated by reference to Form 8-K, as filed December 30, 1987.

(c)	Agreement of Purchase and Sale of Real Property (Martinazzi Square), dated December 22, 1987, by and between Hayden-Woodbury Tualatin and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 23, 1987.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

Item 14. EXHIBITS REPORTS ON FORM 8-K (Cont’d.)

10.	Material Contracts (Cont’d.)

(d)	Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the Registrant for Creek Edge Business Center, Flaircentre Office Park, The Forum, Martinazzi Square Shopping Center and Northtech. Incorporated by reference to Exhibit 1 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 20, 1991. (SUPERSEDED)

(e)	Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

(f)	Agreement for Partnership Administrative Services dated October 24, 1991, between Glenborough Management Corporation and the Registrant for the services described therein. Incorporated by reference to Exhibit 3 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

(g)	Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for Creek Edge Business Center, Flaircentre, The Forum, Martinazzi Square Shopping Center and Northtech. Incorporated by reference to Exhibit 1 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(h)	Property Management Agreement, dated October 29, 1993, between Birtcher Properties and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

99.	Additional Exhibits

(a)	Registrant’s prospectus (Commission File No. 33-2132), dated April 7, 1986, as supplemented November 5, 1986, filed pursuant to Rule 424(c) under the Securities Act of 1933 is incorporated herein by reference.

b)	Reports on Form 8-K:

None filed during the year ended December 31, 2001.

REAL ESTATE INCOME PARTNERS III,
LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

REAL ESTATE INCOME PARTNERS III, LIMITED PARTNERSHIP

By: BIRTCHER/LIQUIDITY PROPERTIES (General Partner)	By:	BIRTCHER INVESTORS, a California limited partnership

By:	BIRTCHER INVESTMENTS, a California general partnership,
General Partner of Birtcher Investors

By:	BIRTCHER LIMITED, a California limited partnership,
General Partner of Birtcher
Investments

By:	BREICORP, a California corporation,
formerly known as Birtcher
Real Estate Inc., General
Partner of Birtcher Limited

Date: March 29, 2002	By:	/s/ Robert M. Anderson

Robert M. Anderson
Executive Director
BREICORP

By:	LF Special Fund I, L.P., a California limited partnership

By:	Liquidity Fund Asset Management, Inc., a California corporation, General Partner of LF Special Fund I, L.P.

Date: March 29, 2002	By:	/s/ Brent R. Donaldson

Brent R. Donaldson
President
Liquidity Fund Asset Management, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Birtcher/Liquidity Properties (General Partner of the Registrant) and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arthur B. Birtcher Arthur B. Birtcher	Co-Chairman of the Board - BREICORP	March 29, 2002

/s/ Ronald E. Birtcher Ronald E. Birtcher	Co-Chairman of the Board - BREICORP	March 29, 2002

/s/ Richard G. Wollack Richard G. Wollack	Chairman of Liquidity Fund Asset Management, Inc.	March 29, 2002